Form 10-Q
period 2025-09-30
HARTE HANKS INC
filed 2025-11-12
CIK 45919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of October 31, 2025 was 7,414,794 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended September 30, 2025

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

In thousands, except shares and per share amounts	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$6,510	$9,934
Accounts receivable (less allowance for doubtful accounts of $6 and $50 at September 30, 2025 and December 31, 2024, respectively)	30,206	31,648
Contract assets and unbilled accounts receivable	7,286	8,215
Prepaid expenses	2,023	1,511
Prepaid income taxes and income tax receivable	938	938
Other current assets	1,735	1,368
Total current assets	48,698	53,614
Property, plant and equipment (less accumulated depreciation of $34,657 and $37,635, respectively)	7,902	8,956
Right-of-use assets	19,728	22,460
Other assets
Intangible assets, net	418	563
Goodwill	295	295
Deferred tax assets, net	15,101	15,177
Other long-term assets	565	717
Total other assets	16,379	16,752
Total assets	$92,707	$101,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,103	$21,832
Accrued payroll and related expenses	3,827	3,210
Deferred revenue and customer advances	2,458	1,589
Customer postage and program deposits	773	1,625
Other current liabilities	4,313	3,145
Current portion of lease liabilities	3,520	3,736
Total current liabilities	32,994	35,137
Pension liabilities - Qualified plans	3,942	5,445
Pension liabilities - Nonqualified plan	16,463	17,103
Long-term lease liabilities, net of current portion	18,240	20,860
Other long-term liabilities	1,188	1,548
Total liabilities	72,827	80,093
Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized; 12,221,484 shares issued, 7,414,794 and 7,357,450 shares outstanding at September 30, 2025 and December 31, 2024, respectively	12,221	12,221
Additional paid-in capital	109,621	124,194
Retained earnings	811,610	814,623
Less treasury stock, 4,806,690 shares at cost at September 30, 2025 and 4,864,034 shares at cost at December 31, 2024	(900,085)	(915,752)
Accumulated other comprehensive loss	(13,487)	(13,597)
Total stockholders’ equity	19,880	21,689
Total liabilities and stockholders’ equity	$92,707	$101,782
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2025	2024	2025	2024
Revenue	$39,520	$47,630	$119,712	$138,113
Operating expenses
Labor	20,382	24,176	59,626	70,343
Production and distribution	11,724	14,421	38,181	41,850
Advertising, selling, general and administrative	5,149	5,260	16,531	17,051
Restructuring expenses	538	836	1,525	2,116
Depreciation and amortization expense	1,218	1,039	3,346	3,107
Total operating expenses	39,011	45,732	119,209	134,467
Operating income	509	1,898	503	3,646

Other expenses, net
Interest expense, net	84	57	198	107
Pension plan termination charges	—	—	—	37,505
Other expenses, net	106	831	1,006	2,104
Total other expenses, net	190	888	1,204	39,716
Income (loss) before income taxes	319	1,010	(701)	(36,070)
Income tax expense (benefit)	2,605	868	2,312	(8,207)
Net (loss) income	(2,286)	142	(3,013)	(27,863)

(Loss) income per common share
Basic	$(0.31)	$0.02	$(0.41)	$(3.83)
Diluted	$(0.31)	$0.02	$(0.41)	$(3.83)

Weighted average shares used to compute (loss) income per share
Basic	7,415	7,324	7,386	7,273
Diluted	7,415	7,398	7,386	7,273

Comprehensive loss, net of tax:
Net (loss) income	$(2,286)	$142	$(3,013)	$(27,863)

Adjustment to pension liability, net	73	102	282	29,626
Foreign currency translation adjustment	(281)	(8)	(172)	(1,945)
Total other comprehensive (loss) income, net of tax	$(208)	$94	$110	$27,681

Comprehensive (loss) income	$(2,494)	$236	$(2,903)	$(182)
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	$12,221	$124,194	$814,623	$(915,752)	$(13,597)	$21,689
Stock-based compensation	—	(49)	—	—	—	(49)
Vesting of RSUs	—	(2,353)	—	2,325	—	(28)
Net loss	—	—	(392)	—	—	(392)
Other comprehensive income	—	—	—	—	201	201
Balance at March 31, 2025	$12,221	$121,792	$814,231	$(913,427)	$(13,396)	$21,421
Stock-based compensation	—	220	—	—	—	220
Vesting of RSUs	—	(11,006)	—	10,985	—	(21)
Recovery of short swing profits, net of tax	—	838	—	—	—	838
Net loss	—	—	(335)	—	—	(335)
Other comprehensive income	—	—	—	—	117	117
Balance at June 30, 2025	$12,221	$111,844	$813,896	$(902,442)	$(13,279)	$22,240
Stock-based compensation	—	150	—	—	—	150
Vesting of RSUs	—	(2,373)	—	2,357	—	(16)
Net loss	—	—	(2,286)	—	—	(2,286)
Other comprehensive loss	—	—	—	—	(208)	(208)
Balance at September 30, 2025	$12,221	$109,621	$811,610	$(900,085)	$(13,487)	$19,880

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	$12,221	$157,889	$844,920	$(951,083)	$(44,090)	$19,857
Stock-based compensation	—	552	—	—	—	552
Vesting of RSUs	—	(5,264)	—	5,177	—	(87)
Net loss	—	—	(171)	—	—	(171)
Other comprehensive loss	—	—	—	—	(189)	(189)
Balance at March 31, 2024	$12,221	$153,177	$844,749	$(945,906)	$(44,279)	$19,962
Stock-based compensation	—	734	—	—	—	734
Vesting of RSUs	—	(8,208)	—	8,178	—	(30)
Net loss	—	—	(27,834)	—	—	(27,834)
Other comprehensive income	—	—	—	—	27,776	27,776
Balance at June 30, 2024	$12,221	$145,703	$816,915	$(937,728)	$(16,503)	$20,608
Stock-based compensation	—	368	—	—	—	368
Vesting of RSUs	—	(20,898)	—	20,735	—	(163)
Net income	—	—	142	—	—	142
Other comprehensive income	—	—	—	—	94	94
Balance at September 30, 2024	$12,221	$125,173	$817,057	$(916,993)	$(16,409)	$21,049

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In thousands	2025		2024
Cash Flows from Operating Activities
Net loss	$(3,013)		$(27,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,346		3,107
Stock-based compensation	321		1,654
Net pension (payment) cost	(1,847)	(1)	31,027
Deferred income taxes	(76)		(10,254)
Changes in assets and liabilities:
Accounts receivable and contract assets	2,371		(287)
Prepaid expenses, income tax receivable and other current assets	(551)		(79)
Accounts payable and accrued expenses	(4,120)		(1,989)
Deferred revenue and customer advances	869		205
Customer postage and program deposits	(852)		(385)
Other accrued expenses and liabilities	1,080		(2,168)
Net cash used in operating activities	(2,472)		(7,032)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,334)		(3,119)
Proceeds from sale of property, plant and equipment	—		1
Net cash used in investing activities	(1,334)		(3,118)

Cash Flows from Financing Activities
Debt financing costs	(100)		—
Payment of finance leases	(118)		(45)
Recovery of short-swing profit from stockholders	838		—
Treasury stock activities	(65)		(280)
Net cash provided by (used in) financing activities	555		(325)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(173)		(1,945)

Net decrease in cash and cash equivalents and restricted cash	(3,424)		(12,420)
Cash and cash equivalents and restricted cash at beginning of period	9,934		18,864
Cash and cash equivalents and restricted cash at end of period	$6,510	(2)	$6,444

Supplemental disclosures
Cash paid for (received) interest	$137		$(34)
Cash paid for income taxes, net	$1,496		$1,194
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$583		$1,402

(1) This amount is comprised of the below balances:
Pension Plan I termination payments and charges	$—		$31,879
Normal pension plan activities	(1,847)		(852)
Net Pension cost, net	$(1,847)		$31,027
(2) This amount is comprised of the below balances:
Cash and cash equivalents	$6,510		$5,944
Cash held in Escrow account included in other assets	—		500
Cash and cash equivalents and restricted cash at end of period	$6,510		$6,444
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
Operating Expense Presentation in Condensed Consolidated Statements of Comprehensive (Loss) Income
The “Labor” line in the Condensed Consolidated Statements of Comprehensive (Loss) Income includes all employee payroll and benefits costs, including stock-based compensation and temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include any labor, depreciation, or amortization expense. Certain labor costs are included in restructuring expense, please see Note M - Restructuring Activities for details.
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
Disaggregation of Revenue
We disaggregate revenue by three key revenue streams which are aligned with our reportable segments. The nature of the services offered by each key revenue stream is different. The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2025 and 2024 by our three reportable segments:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2025	2024	2025	2024
Marketing Services	$8,826	$13,255	$26,269	$38,990
Customer Care	11,553	13,068	36,400	37,894
Fulfillment & Logistics Services	19,141	21,307	57,043	61,229
Total Revenues	$39,520	$47,630	$119,712	$138,113

During the three and nine months ended September 30, 2025 and 2024, the Company recognized revenue of $1.1 million and $4.8 million, $2.8 million and $14.6 million, respectively, from performance obligations satisfied at a point in time. The remaining revenue recognized in both 2025 and 2024 was recognized over time. Our contracts with customers may consist of multiple performance obligations. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. For most performance obligations, we determine SSP based on the price at which the performance obligation is sold separately. Although uncommon, if the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Further discussion of other performance obligations in each of our major revenue streams follows:
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
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude the performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of September 30, 2025, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.
Contract Balances
We record a unbilled accounts receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or the delivery of a final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue.
The following table summarizes our contract balances as of September 30, 2025 and December 31, 2024:

In thousands	September 30, 2025	December 31, 2024
Unbilled accounts receivable	6,991	7,851
Contract assets	295	364
Deferred revenue and customer advances	(2,458)	(1,589)
Deferred revenue, included in other long-term liabilities	(33)	(182)
Revenue recognized during the nine months ended September 30, 2025 from amounts included in deferred revenue at the beginning of the period was approximately $1.3 million. Revenue recognized during the nine months ended September 30, 2024 from amounts included in deferred revenue at the beginning of the period was approximately $2.9 million.
Costs to Obtain and Fulfill a Contract
We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represent the cost to obtain a contract. The remaining unamortized contract costs were

$0.3 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively. They are included in other current assets and other assets on our balance sheet. For the periods presented, no impairment was recognized.
Note D - Leases
We have operating and finance leases for corporate and business offices, service facilities, call centers and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise ("short-term leases"). Our leases have remaining lease terms of one to seven years , some of which may include options to extend the leases for up to an additional five years.
As of September 30, 2025, assets recorded under finance and operating leases were approximately $0.7 million and $19.1 million, respectively, and accumulated amortization associated with finance leases was $0.2 million. As of December 31, 2024, assets recorded under finance and operating leases were approximately $0.8 million and $21.7 million, respectively, and accumulated amortization associated with finance leases was $0.1 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
There was no impairment of leases during the three and nine months ended September 30, 2025 and 2024.
The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of September 30, 2025			As of December 31, 2024
	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Right-of-use Assets	$19,078	$650	$19,728	$21,678	$782	$22,460

Liabilities
Current portion of lease liabilities	3,356	164	3,520	3,578	158	3,736
Long-term lease liabilities	17,737	503	18,240	20,235	625	20,860
Total Lease Liabilities	$21,093	$667	$21,760	$23,813	$783	$24,596
For the three and nine months ended September 30, 2025 and 2024, the components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2025	2024	2025	2024
Operating lease cost	$1,257	$1,314	$3,781	$3,996

Finance lease cost:
Amortization of right-of-use assets	43	30	131	61
Interest on lease liabilities	13	9	42	17
Total Finance lease cost	56	39	173	78
Variable lease cost	373	412	1,150	1,443
Sublease income	—	(53)	—	(368)
Total lease cost, net	$1,686	$1,712	$5,104	$5,149

Other information related to leases was as follows:

In thousands	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,926	$8,464
Operating cash flows from finance leases	39	15
Financing cash flows from finance leases	118	79

Weighted Average Remaining Lease term
Operating leases	5.8	6.6
Finance leases	3.8	4.5

Weighted Average Discount Rate
Operating leases	5.78%	5.73%
Finance leases	7.77%	8.15%
The maturities of the Company’s finance and operating lease liabilities as of September 30, 2025 are as follows:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
Remainder of 2025	$1,280	$52
2026	4,175	207
2027	4,162	206
2028	4,117	206
2029	4,149	98
2030 and beyond	7,094	—
Total future minimum lease payments	24,977	769
Less: imputed interest	3,884	102
Total lease liabilities	$21,093	$667
Note E - Share Repurchase Program
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. As of September 30, 2025, the share repurchase program authorization availability was $4.1 million. In the three and nine months ended September 30, 2025 and 2024, the Company repurchased zero shares of common stock.
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
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The interest rate was 6.49% as of September 30, 2025. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2028. As of September 30, 2025 and December 31, 2024, we had letters of credit outstanding in the amount of $1.0 million and $1.0 million, respectively. No amounts were drawn against these letters of credit at September 30, 2025. These letters of credit exist to support insurance programs relating to worker’s compensation and general liability. Unused commitment balances accrue fees at a rate of 0.25%.
As of September 30, 2025 and December 31, 2024, we had no borrowings outstanding under the Credit Facility. After the letters of credit on September 30, 2025, we had the ability to borrow up to $24.0 million under the Credit Facility.
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
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive (Loss) Income. We recognized $0.2 million and $0.4 million of stock-based compensation expense during the three months ended September 30, 2025 and 2024, respectively. We recognized $0.3 million and $1.7 million of stock-based compensation expense during the nine months ended September 30, 2025 and 2024, respectively.
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

Net pension cost for both plans included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Interest cost	$740	$702	$2,218	$4,330
Expected return on plan assets	(537)	(470)	(1,611)	(3,163)
Recognized actuarial loss	99	137	296	1,420
Net periodic benefit cost	$302	$369	$903	$2,587
Based on current estimates, we are required to make a $2.2 million contribution to the qualified Pension Plan in 2025. We made $1.6 million of such $2.2 million aggregate contribution in the nine months ended September 30, 2025.
We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2025 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.4 million in the nine months ended September 30, 2025 and 2024.
Note I - Income Taxes
The income tax provision was $2.6 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively. The provision for income taxes resulted in an effective tax rate of 816.6% for the three months ended September 30, 2025 and 85.9% for the three months ended September 30, 2024. The effective income tax rate for the three months ended September 30, 2025 and 2024 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions comparative to the level of income in total.
The income tax provision was $2.3 million and income tax benefit was $8.2 million for the nine months ended September 30, 2025 and 2024, respectively. The provision for income taxes resulted in an effective tax rate of (329.8)% for the nine months ended September 30, 2025 and 22.8% for the nine months ended September 30, 2024. The effective income tax rate for the nine months ended September 30, 2025 and 2024 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions comparative to the level of income in total.
Harte Hanks, or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state returns, we are no longer subject to tax examinations for years prior to 2022. The Company has reviewed all of its tax positions in order to determine whether all, a portion, or none of any related tax benefit should be recognized and has not identified or recorded any ASC 740-10 reserve.
We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive (Loss) Income. We did not have a significant amount of interest or penalties accrued at September 30, 2025 or December 31, 2024.
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

Reconciliations of basic and diluted EPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2025	2024	2025	2024
Numerator:
Net (loss) income	$(2,286)	$142	$(3,013)	$(27,863)

Denominator:
Basic EPS denominator: weighted-average common shares outstanding	7,415	7,324	7,386	7,273
Diluted EPS denominator	7,415	7,398	7,386	7,273

Basic (loss) Income per Common Share	$(0.31)	$0.02	$(0.41)	$(3.83)
Diluted (loss) income per Common Share	$(0.31)	$0.02	$(0.41)	$(3.83)
For the three months ended September 30, 2025 and 2024, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 259,338 and 354,239 shares of anti-dilutive market price options; 195,002 and 13,567 of anti-dilutive unvested restricted shares.
For the nine months ended September 30, 2025 and 2024, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 239,373 and 335,431 shares of anti-dilutive market price options; 30,633 and 23,114 of anti-dilutive unvested restricted shares.
Note K — Comprehensive Income (Loss)
Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.
Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2024	$(10,183)	$(3,414)	$(13,597)
Other comprehensive loss, net of tax, before reclassifications	—	(172)	(172)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive (loss) income	282	—	282
Net current period other comprehensive income (loss), net of tax	282	(172)	110
Balance at September 30, 2025	$(9,901)	$(3,586)	$(13,487)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2023	$(42,456)	$(1,634)	$(44,090)
Other comprehensive loss, net of tax, before reclassifications	—	(1,945)	(1,945)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive (loss) income	29,626	—	29,626
Net current period other comprehensive income (loss), net of tax	29,626	(1,945)	27,681
Balance at September 30, 2024	$(12,830)	$(3,579)	$(16,409)
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
Note M — Restructuring Activities
During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. This review included greater than 200 meetings with personnel at all levels of the firm and led to the initiation of our transformation program named "Project Elevate". The program involves the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. A business transformation office was established at the beginning of 2024 to manage and measure these initiatives. Reorganization cost reductions from Project Elevate during 2024 through 2026 are estimated to be $16.0 million. For the three and nine months ended September 30, 2025 and 2024, we recorded restructuring charges of $0.5 million and $0.8 million, and $1.5 million and $2.1 million, respectively.
The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statement of Comprehensive (Loss) Income.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2025	2024	2025	2024
Consulting and employee expense	$78	$215	$170	$677
Severance	240	243	1,031	1,025
Facility and other expenses	220	378	324	414
Total	$538	$836	$1,525	$2,116
The following table summarizes the changes in liabilities related to restructuring activities:

	Nine months ended September 30, 2025
In thousands	Consulting and Employee Expense	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$—	$110	$—	$110
Additions	170	1,031	324	1,525
Payments and adjustment	(170)	(718)	(324)	(1,212)
Ending balance:	$—	$423	$—	$423

Note N — Related Party Transactions
In the three and nine months ended September 30, 2025, the Company recorded $0 and $0.8 million related to net recovery short-swing profit from one of the Company's shareholders under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the $1.1 million of gross related party proceeds, net of $0.3 million of tax impact, as an increase to additional paid-in capital and as cash provided by financing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2025.
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

The following table presents financial information by segment for the three months ended September 30, 2025:

In thousands	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$8,826	$11,553	$19,141	$—	$—	$39,520
Segment labor expense	4,524	7,722	5,360	—	2,776	20,382
Other segment operating expense	1,912	1,988	10,682	—	2,291	16,873
Restructuring expense	—	—	—	538	—	538
Contribution margin (loss)	$2,390	$1,843	$3,099	$(538)	$(5,067)	$1,727
Overhead allocation	633	747	754	—	(2,134)	—
EBITDA	$1,757	$1,096	$2,345	$(538)	$(2,933)	$1,727
Depreciation and amortization	222	59	655	—	282	1,218
Operating income (loss)	$1,535	$1,037	$1,690	$(538)	$(3,215)	$509
The following table presents financial information by segment for the three months ended September 30, 2024:

In thousands	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$13,255	$13,068	$21,307	$—	$—	$47,630
Segment labor expense	6,730	8,390	5,647	—	3,409	24,176
Other segment operating expense	2,746	1,605	13,545	—	1,785	19,681
Restructuring expense	—	—	—	836	—	836
Contribution margin (loss)	$3,779	$3,073	$2,115	$(836)	$(5,194)	$2,937
Overhead allocation	981	567	775	—	(2,323)	—
EBITDA	$2,798	$2,506	$1,340	$(836)	$(2,871)	$2,937
Depreciation and amortization	365	44	266	—	364	1,039
Operating income (loss)	$2,433	$2,462	$1,074	$(836)	$(3,235)	$1,898
The following table presents financial information by segment for the nine months ended September 30, 2025:

In thousands	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$26,269	$36,400	$57,043	$—	$—	$119,712
Segment labor expense	13,470	23,249	14,654	—	8,253	59,626
Other segment operating expense	6,612	6,080	34,550	—	7,470	54,712
Restructuring expense	—	—	—	1,525	—	1,525
Contribution margin (loss)	$6,187	$7,071	$7,839	$(1,525)	$(15,723)	$3,849
Overhead allocation	1,996	2,310	2,375	—	(6,681)	—
EBITDA	$4,191	$4,761	$5,464	$(1,525)	$(9,042)	$3,849
Depreciation and amortization	657	160	1,675	—	854	3,346
Operating income (loss)	$3,534	$4,601	$3,789	$(1,525)	$(9,896)	$503

The following table presents financial information by segment for the nine months ended September 30, 2024:

In thousands	Marketing Services	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$38,990	$37,894	$61,229	$—	$—	$138,113
Segment labor expense	20,780	24,547	14,912	—	10,104	70,343
Other segment operating expense	8,466	4,309	39,436	—	6,690	58,901
Restructuring expense	—	—	—	2,116	—	2,116
Contribution margin (loss)	$9,744	$9,038	$6,881	$(2,116)	$(16,794)	$6,753
Overhead allocation	3,041	1,761	2,403	—	(7,205)	—
EBITDA	$6,703	$7,277	$4,478	$(2,116)	$(9,589)	$6,753
Depreciation and amortization	1,098	160	757	—	1,092	3,107
Operating income (loss)	$5,605	$7,117	$3,721	$(2,116)	$(10,681)	$3,646

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
Overview
The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, Inc. including any material changes in the Company’s financial condition and results of operations since December 31, 2024, and as compared with the three and nine months ended September 30, 2025. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2024 10-K. Our 2024 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.
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
For the three and nine months ended September 30, 2025, we recorded restructuring charges related to this business transformation effort of $0.5 million and $1.5 million, respectively. For the year ended December 31, 2024, we incurred total restructuring charges of $2.4 million.
Changes in Segment Reporting
Starting in the fourth quarter of 2024, to improve our strategic posture in terms of go-to-market approach and cost structure, we merged the Sales Services business into the Marketing Services segment. The segment information for 2024 presented below was realigned to reflect such changes.
Results of Operations
Operating results were as follows:

	Three months ended September 30,			Nine months ended September 30,
In thousands, except per share amounts	2025	% Change	2024	2025	% Change	2024
Revenue	$39,520	-17.0%	$47,630	$119,712	-13.3%	$138,113
Operating expenses	39,011	-14.7%	45,732	119,209	-11.3%	134,467
Operating income	$509	-73.2%	$1,898	$503	-86.2%	$3,646
Operating margin	1.3%	-67.7%	4.0%	0.4%	-84.1%	2.6%
Other expenses, net	190		888	1,204		39,716
Income tax expense (benefit)	2,605		868	2,312		(8,207)
Net (loss) income	$(2,286)		$142	$(3,013)		$(27,863)
Basic and diluted EPS	$(0.31)		$0.02	$(0.41)		$(3.83)
Consolidated Results
Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Revenues
Revenue decreased $8.1 million, or 17.0%, to $39.5 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024 due to a reduction in revenue in all three segments. Those decreases were the result of fluctuations in timing of high volume periods associated with ongoing programs, and the conclusion of relationships with some customers.

Operating Expenses
Operating expenses were $39.0 million in the three months ended September 30, 2025, a decrease of $6.7 million, or 14.7%, compared to $45.7 million in the three months ended September 30, 2024.
Labor expense decreased $3.8 million, or 15.7%, to $20.4 million due to lower labor expense associated with lower revenue, and cost controls related to overhead labor.
Production and Distribution expenses decreased $2.7 million, or 18.7%, primarily to $11.7 million due to lower transportation cost associated with the lower logistics revenue.
Advertising, Selling, General and Administrative expenses decreased $0.1 million, or 2.1%, to $5.1 million primarily due to lower professional service expenses.
The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.
Other expenses, net
Other expenses, net, for the three months ended September 30, 2025 were $0.2 million compared to $0.9 million, in the prior year quarter. The $0.7 million decrease in other expenses, net, was mainly due to the lower pension expense and changes in foreign currency gain and loss account, as compared to the prior year quarter.
Income Taxes

The income tax benefit of $2.6 million in the third quarter of 2025 represents an increase in income tax provision of $1.7 million when compared to the third quarter of 2024. Our effective tax rate was 816.6% for the third quarter of 2025, an increase of 730.7% when compared to the third quarter of 2024. The effective income tax rate differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and income earned in foreign jurisdictions comparative to the level of income in total.
Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Revenues
Revenue decreased $18.4 million, or 13.3%, to $119.7 million, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 due to decreased revenue in all three segments. The reduction in revenue mainly relates to the conclusion of programs, and the ordinary turnover of customers at a higher rate than initiation of new programs and revenues from new customers.
Operating Expenses
Operating expenses were $119.2 million in the nine months ended September 30, 2025, a decrease of $15.3 million, or 11.3%, compared to $134.5 million in the nine months ended September 30, 2024. Cost controls to match revenues and Project Elevate led to the decline in operating expenses. Management expects further cost reductions in excess of new costs attributable to revenue growth.
Labor expense decreased $10.7 million, or 15.2%, to $59.6 million primarily due to lower direct labor costs as workforce was adjusted with the reduction in revenue.
Production and Distribution expenses decreased $3.7 million, or 8.8%, to $38.2 million, primarily due to lower transportation costs associated with lower logistics services revenue as compared to the prior year period.
Advertising, Selling, General and Administrative expenses decreased $0.5 million, or 3.0%, to $16.5 million primarily due to lower sales and marketing expenses.

The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.
Other expenses, net
Other expenses, net, for the nine months ended September 30, 2025 were $1.2 million compared to $39.7 million, in the prior year period. The other expenses, net for the nine months ended September 30, 2024 included $37.5 million in charges resulting from the pension termination expenses.
Income Taxes

The income tax provision of $2.3 million in the nine months ended September 30, 2025 represents an increase in income tax expense of $10.5 million when compared to the same period of 2024. Our effective tax rate was (329.8)% for the nine months ended September 30, 2025, a decrease of 352.6% when compared to the same period of 2024. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the income earned in foreign jurisdictions compared to the domestic earnings. This imbalance created the higher tax provision when compared to the level of income in total.
One Big Beautiful Bill Act
On July 4, 2025, the President of the United States signed H.R. 1, the “One Big Beautiful Bill Act (OBBBA),” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% of bonus depreciation, and more favorable rules for determining the limitation on business interest expense.
The Act also includes certain changes to the US taxation of foreign activity, including changes to foreign tax credits, amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025, and therefore do not impact the current quarter's tax provision. While these changes are not yet effective, the Company has begun assessing the potential impact on its future effective tax rate, deferred tax assets and liabilities, and global tax planning strategies. Based on preliminary modeling, the Company anticipates that the elimination of the Net Deemed Tangible Income Return (NDTIR) may slightly increase future U.S. tax liability on foreign earnings, partially offset by the increased foreign tax credit.
The Company will continue to monitor regulatory guidance and assess the impact of these changes in future reporting periods. No adjustments to current or deferred taxes have been recorded in the third quarter of 2025 related to the OBBBA.
Segment Results
The following is a discussion and analysis of the results of our reportable segments for the three and nine months ended September 30, 2025 and 2024. There are three principal financial measures reported to our President (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue and operating income and operating income plus depreciation and amortization (“EBITDA”). For additional information, see Note O, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.
Marketing Services:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2025	% Change	2024	2025	% Change	2024
Revenue	$8,826	(33.4)%	$13,255	$26,269	(32.6)%	$38,990
EBITDA	1,757	(37.2)%	2,798	4,191	(37.5)%	6,703
Operating income	1,535	(36.9)%	2,433	3,534	(36.9)%	5,605
Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Marketing Services segment revenue decreased $4.4 million, or 33.4%, due to customer turnover and the decline of client spending in excess of new business. Operating income for the three months ended September 30, 2025 decreased

$0.9 million, or 36.9% from the prior year quarter. Labor and other costs were reduced as programs and projects ended with customers resulting in lower revenue .
Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Marketing Services segment revenue decreased $12.7 million, or 32.6%, due to customer turnover and additional client spending reductions. This segment is our most economically sensitive segment with regard to changes in our clients' marketing strategy. Operating income for the nine months ended September 30, 2025 decreased $2.1 million , or 36.9% from the prior year period primarily due to the reduced revenue.
Customer Care:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2025	% Change	2024	2025	% Change	2024
Revenue	$11,553	(11.6)%	$13,068	$36,400	(3.9)%	$37,894
EBITDA	1,096	(56.3)%	2,506	4,761	(34.6)%	7,277
Operating income	1,037	(57.9)%	2,462	4,601	(35.4)%	7,117
Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Customer Care segment revenue decreased $1.5 million, or 11.6%, primarily due to the timing of fluctuations with specific programs. Operating income was $1.0 million for the three months ended September 30, 2025, compared to operating income of $2.5 million for the three months ended September 30, 2024. The $1.4 million decrease in operating income was primarily due to lower labor costs from lower revenue.
Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Customer Care segment revenue decreased $1.5 million, or 3.9%, which can be impacted by one-time project-based engagements, temporary surges or declines in call volumes among retained customers due to specific programs and events. We also encounter fluctuations based on the geographic regions customers select for staff support. We are leveraging our Amazon Connect cloud-based platform to test and pilot new AI tools, and are exploring how we can augment growth by providing more technical support as clients migrate to more capable contact center platforms. Operating Income was $4.6 million for the nine months ended September 30, 2025, compared to operating income of $7.1 million for the nine months ended September 30, 2024. The decrease of $2.5 million in operating income was due to higher technology costs being slightly offset by lower labor costs.
Fulfillment & Logistics Services:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2025	% Change	2024	2025	% Change	2024
Revenue	$19,141	(10.2)%	$21,307	$57,043	(6.8)%	$61,229
EBITDA	2,345	75.0%	1,340	5,464	22.0%	4,478
Operating income	1,690	57.4%	1,074	3,789	1.8%	3,721
Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Fulfillment & Logistics Services segment revenue decreased $2.2 million, or 10.2%, primarily due to the lower volume from the existing customers not being offset by growth in new programs and customers. Operating income increased by $0.6 million primarily due to the conclusion of a production technology investment and a shift to higher contribution margin revenue mix.
Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Fulfillment & Logistics Services segment revenue decreased by $4.2 million, or 6.8%, due to lost customers and the lower volume from existing customers. Operating income increased slightly by $0.1 million, or 1.8% due to the conclusion of a production technology investment and a shift to higher contribution margin revenue mix.

Liquidity and Capital Resources
Sources and Uses of Cash
Our cash and cash equivalent balances were $6.5 million and $9.9 million at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, we had the ability to borrow up to $24.0 million under our Credit Facility in addition to the existing letters of credit.
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
Operating Activities
Net cash used in the operating activities for the nine months ended September 30, 2025 was $2.5 million, compared to net cash used in operating activities of $7.0 million for the nine months ended September 30, 2024. The $4.6 million year-over-year increase in cash used in the operating activities was primarily due to $3.5 million changes in other assets and current liabilities.
Investing Activities
Net cash used in investing activities was $1.3 million for the nine months ended September 30, 2025, as compared to the $3.1 million used in investing activities during the same period in 2024. The $1.8 million decrease in cash used in investing activities was primarily driven by lower property, plant and equipment purchase in the nine months ended September 30, 2025.
Financing Activities
Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2025, as compared to $0.3 million of net cash used in financing activities during the nine months ended September 30, 2024. The $0.9 million increase in cash provided by financing activities was primarily related to the $1.1 million of cash we received for the recovery of short-swing profit from one shareholder in the nine months ended September 30, 2025. This required $0.3 million tax liability offset for to this short-swing profit.
Foreign Holdings of Cash
Consolidated foreign holdings of cash as of September 30, 2025 and December 31, 2024 were $2.2 million and $1.5 million, respectively.
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

The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The latest rate was 6.49% as of September 30, 2025. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2028.
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
As of September 30, 2025 and December 31, 2024, we had no borrowings outstanding under the Credit Facility. At each of September 30, 2025 and December 31, 2024, we had letters of credit outstanding in the amount of $1.0 million and $1.0 million, respectively. No amounts were drawn against these letters of credit at September 30, 2025 and December 31, 2024. These letters of credit exist to support insurance programs relating to workers’ compensation, medical insurance, and reducing cash security deposits on leased property. We had no other off-balance sheet financing activities at September 30, 2025 and December 31, 2024. After the letters of credit on September 30, 2025, we had the ability to borrow up to $24.0 million under the Credit Facility.
Dividends
We did not pay any dividends in the three months ended September 30, 2025 and 2024.
Share Repurchase
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. As of September 30, 2025, the share repurchase program authorization availability was $4.1 million. The Company repurchased zero shares of common stock during the three and nine months ended September 30, 2025 and 2024.
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
Our management, including our President and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1a. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2024 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes during the nine months ended September 30, 2025 to the risk factors previously disclosed in our 2024 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the quarter ended September 30, 2025.
The following table provides information with respect to purchases by the Company of shares of our Common Stock during the quarter ended September 30, 2025:

Period	Total Number of Shares (or units) Purchased	Average Price per Share (or unit)	Total number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate dollar value of shares that may yet be purchased under the program(1)
				in thousands
July 1, 2025 to July 31, 2025	—	$—	—	$4,131
August 1, 2025 to August 31, 2025	—	$—	—	4,131
September 1, 2025 to September 30, 2025	—	$—	—	4,131
	—		—	$4,131
(1)On May 2, 2023, the Board of Directors of the Company approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. No repurchases were made during the quarter ended September 30, 2025. After giving effect to the repurchases made under the plan through September 30, 2025, the Company has remaining authority of $4.1 million to repurchase shares under the program.
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

HARTE HANKS, INC.

November 12, 2025	/s/ David Fisher
Date	David Fisher
President

November 12, 2025	/s/ David Garrison
Date	David Garrison
Chief Financial Officer