Form 10-K
period 2025-12-31
HARTE HANKS INC
filed 2026-03-17
CIK 45919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐     Accelerated filer ☐ Non-accelerated filer ☒    Smaller reporting company ☒    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $26,775,155 based on the closing price on the NASDAQ on such date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 27, 2026, 7,414,794 shares of common stock, $1.00 par value per share of the registrant were issued and outstanding.
Documents incorporated by reference:
Portions of the Proxy Statement to be filed in relation to the Company’s 2026 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

Harte Hanks, Inc. and Subsidiaries

Form 10-K Report
December 31, 2025

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
PART I
ITEM 1.    BUSINESS
INTRODUCTION
Harte Hanks, Inc., together with its subsidiaries (“Harte Hanks,” “Company,” “we,” “our,” or “us”) is a global Business Experience Outsourcing company. We operate at the intersection of data, marketing , sales, customer care, fulfillment, and logistics integrating front office revenue growth and customer experience operations with back office execution to deliver measurable business outcomes. With offices in North America, Asia-Pacific and Europe, we serve leading global brands enabling them to design, activate and optimize the full customer and product lifecycle.
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
All reports we file with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto are publicly available. These documents may be accessed free of charge on our website (http://www.hartehanks.com). These documents are provided as soon as practical after they are filed with the SEC and may also be found at the SEC. The SEC also maintains a website (http://www.sec.gov) that contains periodic reports, proxy and information statements and other information regarding issuers, including Harte Hanks, that file electronically with the SEC. Additionally, we have adopted a code of ethics that applies to our principal officers, including those serving in interim roles which is posted on our website. Our website also includes our corporate governance guidelines and the charters for each of our audit, compensation, and nominating and corporate governance committees. We will provide a printed copy of any of these documents to any requesting stockholder by following the instructions on our website. These website addresses are intended to be for inactive textual references only. None of the information on, or accessible through, these websites is part of this Form 10-K or is incorporated by reference herein.

OUR BUSINESS
Harte Hanks is a leading customer and brand experience company operating in six service categories - data, marketing, sales, customer care, fulfillment and logistics. In and across these service categories, we address today's biggest growth and customer experience challenges for B2B and B2C businesses across the world in the new era of intelligence and artificial intelligence (“AI”), by being a modern journey enabler. The challenges we solve include:
•Grappling with data, AI and technology in a cookie-restricted digital environment;
•Growing awareness, demand and sales for products;
•Storing, fulfilling and delivering samples, kits, materials and products direct to the door of consumers, influencers or businesses;
•Delivering better customer experience and support across multiple channels; and
•Delivering effectively with tighter budgets and talent shortages.

Our clients need help enabling their journey to growth, to transformation, to customer centricity, to product success and to AI powered approaches and solutions to marketing, sales, fulfillment and customer care. At the core of how we address this is a concentration on our clients’ key audiences - prospects, customers, patients, members, partners, employees and influencers - and how we help align our clients’ brands and products to these different audiences along journeys. This includes the product journey, e.g., product innovation, build, strategy, launch, sell, deliver, support and recall and the customer journey, e.g., how customers become aware of their needs, how they buy, making the purchase, using the product or service, advocacy and renewal. We are focused on helping our clients better understand, engage, acquire, deliver to, service, support and retain these audiences. We start by understanding and architecting the journey in focus, and then enable, deliver and manage some or all aspects along this journey. Our alignment of customers and products on behalf of brands along the entire lifecycle distinguishes us from most other agencies and competitors in our service categories.
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
•QSRs (Quick Service Restaurants)
•Financial Services and Fintech
•Automotive
•Retail
We work in partnership with our clients to provide them with: data-driven analytics and actionable insights from research; robust customer-experience ("CX"), marketing or sales strategies; and the data, content & technology to enable delivery. We then combine these insights with seamless program execution, fulfillment, service and delivery on a project or ongoing service basis to meet our clients’ goals. In essence we offer services along the customer & product lifecycle - from Data to Demand, to Deal, to Delivery, and everything in between.
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
•Strategy – Provide strategic guidance to help clients efficiently and effectively plan and execute omnichannel marketing, demand generation and customer experience programs that deliver business results. We leverage data and insights to enhance our clients’ understanding of their consumers, competitors and category dynamics, then apply those insights to develop the strategies to fuel activities such as customer acquisition, engagement, purchase behavior, loyalty and advocacy. Our expertise spans the range of strategies including targeting, Go-To-Market, commercial, product launch, customer experience, campaign, content, ABM (Account Based Marketing) and demand strategy.
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
•Digital and Multi-channel Marketing Execution & Advertising - Orchestration and execution of programs and campaigns across multiple channels, territories and audiences, using data, strategies, content and Marketing technology or MarTech provided either by Harte Hanks or by our clients. Setup and management of digital advertising programs and campaigns across the latest advertising channels (e.g., Google, Meta, LinkedIn, TikTok) and platforms (DSPs, ABM advertising, industry networks).
•Demand Generation and ABM - Providing intelligence-based B2B solutions that understand audiences and their behaviors, and then inspire and drive action to deliver results. These solutions help companies understand which accounts, sectors and persons to target, and then generate marketing qualified leads (“MQLs”) and pipelines for their marketing and sales team, through combining data, strategy, content, MarTech and digital/multi-channel execution.
•Managed Marketing Services - Also referred to as “Marketing as a Service”. A flexible outsourcing marketing operations solution, that works as a highly integrated extension of a client’s own marketing function by blending the best of agency and business outsourcing processes and capabilities. Marketing as a Service operationalizes, manages and delivers some or all of: data operations, marketing technology, analytics, demand generation, and staff augmentation.
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
Customer Care
Our customer care services are customized to meet the needs of our partners’ customer, helping them attract new buyers and turn existing patrons into loyal brand advocates. We support our clients by addressing their end customers’ urgent needs, navigating an increasingly-complex technology landscape, and integrating AI technology and automation — while maintaining a fierce devotion to reducing customer effort, for the benefit of both the business and the buyer. This approach to “effortless customer experience” not only drives better service results but is also designed to lower our clients’ operational costs.

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
•Self-Service Technology - We provide and maintain self-service solutions through Interactive Voice Response ("IVR"), Help Centers, online, and via apps and channel technology.
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
•Certified Fleet & Expedited Shipping – With access to a contracted fleet of over 15,000 trucks, we provide clients with scalable third-party logistics (3PL) services tailored to their needs.
•Allink®360: Proprietary Logistics Technology – Our proprietary rate-shopping system, Allink 360, optimizes freight costs and delivery timelines, ensuring shipments arrive on time and within budget.
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
Restructuring Activities
Our management team continuously reviews and adjusts our cost structure and operating footprint to optimize our operations, and invest in improved technology. The program named "Project Elevate" involved the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. Reorganization cost reductions from Project Elevate during 2024 through 2025 are estimated to be $16.0 million. In connection with our cost-saving and restructuring initiatives, we incurred total restructuring charges of $1.8 million and $2.4 million in 2025 and 2024, respectively. This program has resulted in ongoing cost optimization and rationalization initiatives across the organization.
Customers
Our clients include large multinational enterprises, small and medium-sized businesses and government organizations. Our largest client in terms of revenue generated 10.5% of total revenues in 2025. Our largest 25 clients in terms of revenue generated 68.3% of total revenue in 2025. Our clients span a wide range of industries including but not limited to retail, travel, streaming, healthcare, financial services, and technology, which reduced the concentration risk of the Company in any one sector. We generally enter into long-term contracts with our clients ranging in duration from one to three years. Most of our contracts do not require our customers to purchase a minimum amount of services from us. In general, our contracts with our customers are terminable on short notice with little or no penalty payable on termination.
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
We had 12 employees in our corporate sales and marketing function as of December 31, 2025.
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
We have developed proprietary software including NexTOUCH and Allink®360, each of which are integral to our business. NexTOUCH is key to the success of our print and product fulfillment business while Allink®360 ensures customers' products are delivered on time and on-budget.
HUMAN CAPITAL RESOURCES
As of December 31, 2025, Harte Hanks employed 1,719 full-time employees and 350 part-time employees, of which approximately 1,380 are based outside of the U.S., primarily in the Philippines. A portion of our workforce is provided to us through staffing companies. None of our workforce is represented by labor unions. We consider our relations with our employees to be good.
We believe that our employees are the key to our success. Our human capital strategy focuses on:
Training and Talent Development: Harte Hanks is committed to the education of its employees and has committed to providing its employees with a variety of learning opportunities, including, but not limited to, technical skill development, soft skills development, workplace conduct guidance, and IT security training. Harte Hanks is proud of its diverse workforce and cross-cultural competency and, as of December 31, 2025, employed individuals in 7 different countries. As of December 31, 2025, 58% of Harte Hanks’ workforce was female. Harte Hanks is committed to recruiting and employing qualified candidates regardless of their gender or cultural background.
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

A large portion of our revenue is generated from a limited number of clients. The loss of a client or significant work from one or more of our clients has adversely affected our business and could in the future adversely affect our business.
Our largest client (measured in revenue) generated 10.5% of total revenues in 2025 and represented 12.3% of total accounts receivable as of December 31, 2025. Approximately 68.3% of our revenue for 2025 was generated by our 25 largest clients. While we typically have multiple projects with our largest customers which would not all terminate at the same time, the loss of one or more of our larger clients or even a single project or contract with one of our largest clients could adversely affect our business, results of operations, and financial condition if the lost revenues are not replaced with profitable revenues from that client or other clients.
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

Our business plan and expectations for the future require that we effectively manage our cost structure, including our operating expenses and capital expenditure across our operations. The program named "Project Elevate" involved the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company’s sales and marketing team, technology, and strategy. However, we may not be able to recognize all identified potential savings and even if we are able to recognize the identified savings, such cost savings may be insufficient to achieve our cost management objectives. To the extent that we do not successfully manage our costs our financial results may be adversely affected.

Consumer perceptions regarding the privacy and security of their data may prevent or impair our ability to offer our products and services.
Various local, national, and international regulations, as well as industry standards, give consumers varying degrees of control as to how personal data is collected, used, and shared for marketing purposes. If, due to privacy, security, or other concerns, consumers exercise their ability to prevent or limit such data collection, use, or sharing, it may impair our ability to provide direct marketing services for those consumers and limit our clients’ demand for our services. Additionally, privacy and security concerns may limit consumers’ willingness to voluntarily provide data to our clients or marketing companies. Some of our services depend on voluntarily provided data. For instance, we believe that one of the most attractive offerings of our Revenue Solutions segment is the provision of data-analytics to our clients. However, the ability to provide such services is at least in part dependent on the ability to collect large volumes of voluntarily provided data. If there is a significant shift in consumer behavior or governmental regulations were to inhibit our ability to collect large amounts of this type of data, our ability to provide meaningful data analytics to our clients would likely be impaired.
If our facilities are damaged, or if we are unable to access and use our facilities, our business and results of operations will be adversely affected.
Many of our operations rely on the ability of our employees to work at specially equipped facilities to perform services for our clients. Although we have some excess capacity and redundancy, we do not have sufficient excess capacity or redundancy (in equipment, facilities, or personnel) to maintain our standard service and operational levels for an extended period of time if we are unable to use one of our major facilities. Outsourcing these processes to facilities not owned by us is not a viable option. Should we lose access to a facility for any reason, such as a result of pandemics, terrorist incident or natural disaster, our service levels are likely to decline or be suspended and clients would go without service or secure replacement services from a competitor. As a consequence of such an event, we would suffer a reduction in revenues and harm to (and loss of) client relationships.
If our new leaders are unsuccessful, or if we continue to lose key management and are unable to attract and retain the talent required for our business, our operating results could suffer.
Many of the members of our current leadership team have limited tenure in their current roles. If our new leaders fail in their new and additional roles and responsibilities (and more generally if we are unable to attract additional leaders with the necessary skills to manage our business) our business and its operating results may suffer. Further, our prospects depend in large part upon our ability to attract, train, and retain experienced technical, client services, sales, consulting, marketing, and management personnel. While the demand for personnel is also dependent on employment levels, competitive factors, and general economic conditions, our recent business performance may diminish our attractiveness as an employer. The loss or prolonged absence of the services of these individuals could have a material adverse effect on our business, financial position, or operating results.
Interest rate increases could affect our results of operations, cash flows and financial position.
Interest rate fluctuations in Europe and the United States may affect the amount of interest we earn on cash equivalents. Our Credit Facility bears interest based upon the Secured Overnight Financing Rate. Our results of operations, cash flows, and financial position could be materially or adversely affected by significant changes to interest rates. We also have exposure to interest rate fluctuations in the United States, specifically money market, the value of our pension obligations and overnight time deposit rates, as these affect our earnings on excess cash. Even with the offsetting increase in earnings on excess cash in the event of an interest rate increase, we cannot be assured that future interest rate increases will not have a material adverse impact on our business, financial position, or operating results. Increased interest rates have put upward pressure on pricing and purchasing power.
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

The widespread increase in the cost of goods and services due to inflation has negatively impacted, and may continue to affect the discretionary spending of our customers. This, in turn, may adversely impact our results of operations. We cannot predict the extent or duration of these negative effects on our business.
We are subject to risks associated with operations outside the United States
Harte Hanks conducts business outside of the United States. During 2025, approximately 9.5% of our revenues were derived from operations outside the United States, primarily in Europe and Asia. We may expand our international operations in the future as part of our growth strategy. Accordingly, our future operating results could be negatively affected by a variety of factors, some of which are beyond our control, including:
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
Uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of AI, may result in risks and challenges that could impact our business.
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
We have experienced cybersecurity incidents in the past, and if we do not prevent security breaches and other interruptions to our infrastructure, we may be exposed to lawsuits, lose customers, suffer harm to our reputation, and incur additional costs.
The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information. Unauthorized access, remnant data exposure, computer viruses, denial of service attacks, accidents, employee error or malfeasance, “social engineering” and “phishing” attacks, intentional misconduct by computer “hackers” and other disruptions can occur, and infrastructure gaps, hardware and software vulnerabilities, inadequate or missing security controls, and exposed or unprotected customer data can exist that (i) interfere with the delivery of services to our customers, (ii) impede our customers' ability to do business, or (iii) compromise the security of our or our customers' systems and data, which exposes confidential information to unauthorized third parties. We are a target of cybersecurity incidents of varying degrees on a regular basis. Over time, the techniques used to conduct these cyber-attacks, as well as the sources and targets of these attacks, have become increasingly sophisticated and, in some cases, have been but, are often not recognized until such attacks are launched or have been in place for some time. In addition, there has been an increase in cyber-attacks conducted or sponsored by capable and well-funded “nation state” operators. The Company expects that the sophistication and techniques of cyber-threats will continue to evolve with the rapid development and increased adoption of AI and machine-learning technologies.
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

Risks Related to our Capital Structure and Common Stock
The covenants in the Credit Facility limit the Company’s operating and financial flexibility.
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
Pension benefits represent significant financial obligations. As of December 31, 2025, we had approximately $23.0 million of unfunded pension liabilities. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to our plans. We utilize the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. Differences between actual pension expenses and liability amounts from these estimated expense and liabilities may adversely impact our results of operations and cash flows.
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
We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We are a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. We have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies and may continue to rely on such exemptions. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
We rely on our technology infrastructure and information systems to interact with our clients, our employees, to sell our services, to utilize our data, to support and grow our client base, and to bill, collect, and make payments. Our technology infrastructure and information systems also support and form the foundation for our accounting and finance systems and form an integral part of our disclosure and accounting control environment. Our internally developed system and processes, as well as those systems and processes provided by third-party vendors that we contract with, may be susceptible to damage or interruption from cybersecurity threats, which include any unauthorized access to our information systems, and which may result in adverse effects on the confidentiality, integrity, or availability of such systems or the related information. Potential cybersecurity threats include terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, or other security breaches. Such attacks have become more and more sophisticated over time, especially as threat actors have become increasingly well-funded by, or themselves include governmental actors or other actors with significant means. We expect that the sophistication of cyber-threats will continue to evolve as threat actors increasingly use AI and automation to conduct cyberattacks at scale.
We have implemented robust processes to assess, identify, and manage cybersecurity risks, including potentially material risks, related to our internal information systems and our products. Our Board of Directors, our internal Risk Steering Committee, in conjunction with our Chief Security Officer ("CSO"), have direct oversight of our management of cybersecurity risks.
Our CSO and the Risk Steering Committee ("RSC") oversee our enterprise risk management process. Under the direction and supervision of our CSO, we conduct an annual comprehensive enterprise risk assessment, which includes details of our management of enterprise-wide risk topics, such as those related to cybersecurity risks. The Board of Directors receives the full results of the annual enterprise risk assessment, including an evaluation of cybersecurity risks presented, a detailed description of the actions we have taken to mitigate these risks, and an analysis of cybersecurity threats and incidents across the industry. The CSO and RSC review the results of the enterprise risk assessment in detail with management on a regular basis and reports its findings, as needed, to the Board of Directors.
Our CSO, reporting to our President, and in conjunction with our IT Department, has principal responsibility for assessing and managing cybersecurity risks and threats, implementing the systems necessary to address such risks and threats and preparing updates for the Board of Directors. Our CSO has 3 decades of information technology and cybersecurity experience with the last 8 years leading the cybersecurity activities at Harte Hanks, as well as participating in numerous cyber readiness exercises with U.S. Government agencies, and has specialized training in cybersecurity risk management, cloud security and holds a CISSP certification offered by ISC2 and CRISC certification from ISACA. Our CSO is also responsible for the operation of our cybersecurity program, and management of our cybersecurity incident response team.
As mentioned above, in response to the increasing threats presented by cyber incidents, in 2020 we established the RSC, which meets regularly. This committee is comprised of our Chief Security Officer, our President, our Head of Human Resources, each Director of Operations of each of our business units, and our Chief Financial Officer, as well as other key leaders. The RSC (in conjunction with the CSO), oversees activities related to monitoring, prevention, detection, mitigation and remediation of cybersecurity risks. The RSC, along with our CSO, develops and implements cybersecurity risk mitigation strategies and activities throughout the year, including the management of comprehensive incident response plans, oversees the cybersecurity risks posed by third-party vendors, and receives regular updates on cybersecurity-related matters.
We have adopted the National Institute of Standards and Technology (“NIST”) Cybersecurity and AI Risk Management Frameworks to continually evaluate and enhance our cybersecurity procedures. Activities include mandatory yearly online training for all employees, technical security controls, enhanced data protection, the maintenance of backup and protective systems, policy review and implementation, the evaluation and retention of cybersecurity insurance, periodic assessments of third-party service providers to assess cyber preparedness of key vendors, and running simulated cybersecurity drills, including vulnerability scanning, penetration testing and disaster recovery exercises, throughout the organization. These cybersecurity drills are performed both in-house and by third-party service providers. We use automated tools that monitor, detect, and prevent cybersecurity risks and have a security operations center that operates 24 hours a day to alert us to any potential cybersecurity threats and have enabled automated threat response as a countermeasure to increasingly short windows between new vulnerabilities and attack. As noted above, our RSC also has effected comprehensive incident response plans that outline the appropriate communication flow and response for certain categories of potential cybersecurity incidents. The RSC escalates events, including the President and Board of Directors, as relevant, according to pre-defined criteria.
ITEM 2.    PROPERTIES
Our headquarters is located in Chelmsford, MA. We lease office and fulfillment facilities around the world, primarily in the United States, Europe and Asia.
As of December 31, 2025, we operated the following types of facilities in the following locations:

Domestic Offices	International Offices	Operational Warehouses
Chelmsford, Massachusetts	Hasselt, Belgium	East Bridgewater, Massachusetts
Greenville, South Carolina	Iasi, Romania	Hasselt, Belgium
Plano, Texas	Manila, Philippines	Kansas City, Kansas
St. Petersburg, Florida	Uxbridge, United Kingdom
Valencia, Spain

As of December 31, 2025, our operational facilities were for the following use and square footage by segment:

Description of Use	United States	International	Total
Office space	28,850	38,963	67,813
Fulfillment facilities	623,948	4,402	628,350
Total	652,798	43,365	696,163

Segment	Leased Sq Ft
Customer Care	49,615
Fulfillment & Logistics	628,350
Revenue Solutions	11,947
689,912
Corporate office	6,251
Total	696,163
We believe our facilities to be suitable and adequate for our business and operations as currently administered.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market
Our common stock is listed for trading on the NASDAQ under the symbol "HHS". As of January 31, 2026, there were approximately 593 common stockholders of record.
Dividend Policy
The Company currently does not pay any dividends and any future dividend payment is at the discretion of the Board of Directors.
Issuer Purchases of Equity Securities
The following table contains information about our purchases of equity securities during the fourth quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum dollar amount that may yet be purchased under the program(1) (in thousands)
October 1 - 31, 2025	—	$—	—	$4,131
November 1 - 30, 2025	—	$—	—	$4,131
December 1 - 31, 2025	—	$—	—	$4,131
Total	—	$—	—
(1)On May 2, 2023, the Board of Directors of the Company approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. No repurchases were made during the quarter ended December 31, 2025. After giving effect to the repurchases made under the plan through December 31, 2025, the Company has remaining authority of $4.1 million to repurchase shares under the program, which has no expiration date.
ITEM 6.    RESERVED
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
Harte Hanks, Inc. is a leading global customer experience company operating in three business segments: Revenue Solutions formerly referred to as Marking Services, Customer Care, and Fulfillment & Logistics Services. Our mission is to partner with clients to provide them with robust customer-experience, or CX strategy, data-driven analytics, and actionable insights combined with seamless program execution to better understand, attract, and engage their customers. Our services include strategic planning, data strategy, performance analytics, creative development, and execution; technology enablement; marketing automation; B2B and B2C e-commerce; cross-channel customer care; and product, print, and mail fulfillment.
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

Results of Operations
Operating results from operations were as follows:

	Year Ended December 31,
In thousands, except per share amounts	2025	% Change	2024
Operating revenue	$159,570	-13.9%	$185,242
Operating expenses	159,184	-13.1%	183,149
Operating income	$386	-81.6%	$2,093
Operating margin	0.2%	-78.6%	1.1%
Other expenses, net	1,394	-96.5%	40,027
Income tax benefit	(197)	-97.4%	(7,637)
Net loss	$(811)	-97.3%	$(30,297)

Diluted EPS from operations	$(0.11)	-97.4%	$(4.15)
Year Ended December 31, 2025 vs. Year Ended December 31, 2024
Consolidated Results
Revenues
Revenues of $159.6 million for the year ended December 31, 2025 decreased $25.6 million, or 13.9%, when compared to $185.2 million for the year ended December 31, 2024. Revenue in the Revenue Solutions segment declined $15.2 million, or 30.2%, to $35.1 million; our Fulfillment & Logistics Services declined $7.6 million, or 9.3%, to $74.4 million; revenue in our Customer Care segment declined $2.9 million, or 5.4%, to $50.1 million. Please see segment results below for additional information on the changes in revenue year over year.
Operating Expenses
Operating expenses of $159.2 million for the year ended December 31, 2025 decreased $24.0 million, or 13.1%, when compared to $183.1 million for the year ended December 31, 2024.
Labor costs decreased by $12.9 million, or 13.8%, when compared to the year ended December 31, 2024, primarily due to the reduction in salary and wages as operations were optimized to account for lower revenue. Termination of senior management staff also resulted in lower stock based compensation.
Production and Distribution expenses decreased $6.7 million, or 11.9%, when compared to the year ended December 31, 2024, primarily driven by lower transportation costs in proportion with our lower revenues in our logistics business.
Advertising, Selling, and General and Administrative expenses decreased $0.6 million or 2.5%, when compared to the year ended December 31, 2024 primarily due to the lower sales expenses from lower revenue as well as lower professional expenses, which was partially offset by increased technology expenses.
Restructuring expenses decreased $0.6 million to $1.8 million for the year ended December 31, 2025. The restructuring expenses included $0.2 million of consulting expenses, $1.3 million of severance charges, and $0.3 million of facility related and other expenses.
2024 operating expenses also included impairment charges of $1.6 million and $1.5 million for goodwill and intangible assets. There were no impairment charges incurred for goodwill and intangible assets in 2025.
Depreciation expense increased $0.1 million, or 2.0%, when compared to the year ended December 31, 2024.
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
Other Expenses, net
The total other expenses, net were $1.4 million for the year ended December 31, 2025, when compared to other expense, net of $40.0 million for the year ended December 31, 2024. This $38.6 million decrease in other expenses was mainly due to $37.5 million of pension termination charges booked in the year ended December 31, 2024.
Income Tax Benefit
Our 2025 income tax benefit was $0.2 million for the year ended December 31, 2025, when compared to tax benefit of $7.6 million for the year ended December 31, 2024. The decrease in tax benefit of $7.4 million was primarily related to the one time pension termination charge booked in the year ended December 31, 2024.
Segment Results
The following is a discussion and analysis of the results of our reporting segments for the years ended December 31, 2025 and 2024. There are three principal financial measures reported to our President (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenues, operating income and operating income plus depreciation and amortization (“EBITDA”). EBITDA is considered a non-GAAP financial measure. A reconciliation of EBITDA to operating income is included below.
Revenue Solutions:

	Year Ended December 31,
In thousands	2025	% Change	2024
Operating revenues	$35,128	-30.2%	$50,332
EBITDA	5,584	7.8%	5,182
Depreciation and amortization expense	797	-45.4%	1,459
Operating income	4,787	28.6%	3,723
Operating income % of revenue	13.6%	84.2%	7.4%
Revenue Solutions segment revenue declined $15.2 million, or 30.2%, due to customer turnover and additional client spending reductions. This segment is our most economically sensitive segment with regard to changes in our clients' marketing strategies. Operating income for the year ended December 31, 2025 increased $1.1 million improving operating income by 28.6% mainly due to the 2024 impairment of goodwill and intangible assets.
Customer Care:

	Year Ended December 31,
In thousands	2025	% Change	2024
Operating revenues	$50,067	-5.4%	$52,918
EBITDA	6,245	-38.3%	10,128
Depreciation and amortization expense	266	28.5%	207
Operating income	5,979	-39.7%	9,921
Operating income % of revenue	11.9%	-36.3%	18.7%
Customer Care segment revenue declined $2.9 million, or 5.4% when compared to the prior year, which was impacted by fluctuations based on the geographic regions customers select for staff support. Existing customers who shift current programs to our lower cost off-shore markets can reduce revenues as the per agent cost is lower. We are leveraging our Amazon Connect cloud-based platform to test and pilot new AI tools, and are exploring how we can augment growth by providing more technical support as clients migrate to more capable contact center platforms. Operating income for the year ended December 31, 2025 decreased by $3.9 million to $6.0 million, or 39.7%, primarily due to higher technology costs, tighter margins in a competitive marketplace and reduced revenue.

Fulfillment & Logistics:

	Year Ended December 31,
In thousands	2025	% Change	2024
Operating revenues	$74,375	-9.3%	$81,992
EBITDA	6,551	13.7%	5,761
Depreciation and amortization expense	2,214	76.3%	1,256
Operating income	4,337	-3.7%	4,505
Operating income % of revenue	5.8%	6.1%	5.5%
Fulfillment & Logistics segment revenue declined $7.6 million, or 9.3%, primarily due to lost customers and the lower revenue from existing customers not being offset by growth in new programs and customers. For the year ended December 31, 2025, operating income was $4.3 million, a decrease of $0.2 million or 3.7%. The decrease in operating income was primarily the result of lower revenue. Operating income as a percent of revenue improved with the continued focus on operational optimization.
Liquidity and Capital Resources
Sources and Uses of Cash
Our cash and cash equivalent balances were $5.6 million and $9.9 million as of December 31, 2025, and 2024, respectively. As of December 31, 2025 and 2024, we had the ability to borrow approximately $24.3 million and $24.0 million under our Credit Facility, respectively.
Our principal sources of liquidity are cash on hand, cash provided by operating activities, and borrowings available under our Credit Facility. Our cash is primarily used for general corporate purposes, working capital requirements, and capital expenditure. At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations such as finance and operating leases and unfunded pension plan benefit payments and other needs for our operations in the short term and beyond. Although the Company believes that it will be able to meet its cash needs for the short and medium term, if unforeseen circumstances arise, the company may need to seek alternative sources of liquidity.
Operating Activities
Net cash used in operating activities was $1.7 million for the year ended December 31, 2025, when compared to cash used in operating activities of $3.0 million for the year ended December 31, 2024. The $1.3 million year-over-year decrease in cash used in operating activities was primarily due to changes in assets and liabilities.
Investing Activities
Net cash used in investing activities was $2.8 million for the year ended December 31, 2025, compared to cash used in investing activities of $3.7 million for the year ended December 31, 2024. The $0.9 million decrease was mainly driven by $0.9 million lower property, plant and equipment purchase in the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Financing Activities
Net cash provided by financing activities was $0.5 million for the year ended December 31, 2025, compared to $0.4 million net cash used in financing activities for the year ended December 31, 2024. The $0.9 million increase in cash provided by financing activities was primarily related to the $1.1 million of cash we received for the recovery of short-swing profit from one shareholder in the year ended December 31, 2025, which was partially offset by $0.3 million of tax liability associated with this short-swing profit.
Foreign Holdings of Cash
Consolidated foreign holdings of cash as of December 31, 2025, and 2024 were $2.2 million and $1.5 million, respectively. The Company will repatriate foreign cash holdings when and if it is financially efficient to do so.

Long Term Debt
On December 21, 2021, the Company entered into a three-year, $25.0 million asset-based revolving credit facility (the “Credit Facility”) with Texas Capital Bank ("TCB"). The Company’s obligations under the Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”). The Credit Facility is secured by substantially all the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, among the Company, TCB and the Guarantors party thereto (the “Security Agreement”). On December 29, 2023, the Company extended the maturity date for the Credit Facility by a period of six months to June 30, 2025. The extension was executed with substantially similar terms and conditions as the original Credit Facility. On June 24, 2025, the Company entered into a second amendment to the Credit Facility (the “Second Amendment”) with TCB which extended the maturity date for the Credit Facility by a period of three years to June 30, 2028. The Second Amendment also includes an accordion feature that allows the Company to seek up to a $10.0 million increase in commitments under the credit line, subject to TCB approval.
The Credit Facility provides for loans up to the lesser of (a) $25.0 million or (b) the amount available under a “borrowing base” calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The Credit Facility allows the Company to use up to $3.0 million of its borrowing capacity to issue letters of credit.
The loans under the Credit Facility accrue interest at a varying rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% per annum. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2028.
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
The Credit Facility contains certain covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens, consummate mergers or acquisitions, liquidate, dissolve, suspend or cease operations, or modify accounting or tax reporting methods (other than as required by accounting principles generally accepted in the United States of America (“GAAP”)).
As of December 31, 2025 and 2024, we had no borrowings outstanding under the Credit Facility. At each of December 31, 2025 and 2024, we had letters of credit outstanding in the amount of $0.7 million and $1.0 million, respectively. No amounts were drawn against these letters of credit at December 31, 2025 and 2024. These letters of credit exist to support insurance programs relating to workers’ compensation, medical insurance, and reducing the cash security deposit on leased property. We had no other off-balance sheet financing activities at December 31, 2025 and 2024. After the letters of credit on December 31, 2025 and 2024, we had the ability to borrow up to $24.3 million and $24.0 million, respectively, under the Credit Facility.
Dividends
We did not pay any dividends in either 2025 or 2024. Any future dividend declaration can be made only upon, and subject to, approval of our Board of Directors, and will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
Share Repurchase
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. During 2023, 391,785 shares of common stock were repurchased for a total combined purchase price of $2.4 million. In 2025 and 2024, no shares of common stock were repurchased.

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
Critical Accounting Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions. The areas that we believe involve the most significant management estimates and assumptions are detailed below. On an ongoing basis, management reviews its estimates and assumptions based on currently available information.
Management believes that the following are critical accounting estimates:
Revenue Recognition
We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services based on the relevant contract.
Revenue recognition requires management to apply judgment in identifying performance obligations and determining the timing and amount of revenue recognized under customer contracts. Certain client programs provide for adjustments to billings based upon whether we achieve certain performance criteria which requires us to estimate variable consideration.
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
Goodwill and other Intangibles
Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During the goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company performs a quantitative goodwill impairment test in which the fair value of the reporting unit is compared to its carrying amount. Fair value is determined through various valuation techniques and assumptions such as cash flow models, discount rates, market multiples and control premiums.. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative goodwill impairment test. We booked an impairment charge of $1.6 million for goodwill in the year ended December 31, 2024 , leaving a balance of $0.3 million. There was no goodwill impairment in the year ended December 31, 2025.
Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require an intangible asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that intangible asset to its carrying amount. If the carrying amount of the intangible asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparing the assets’ book value to future net undiscounted cash flows that the assets are expected to generate to determine if a write-down to the recoverable amount is appropriate. If such assets are written down, an impairment will be recognized as the amount by which the book value of the asset group exceeds the recoverable amount. During the year ended December 31, 2024, a significant amount of revenue from its original customers was lost. As a result, we booked an impairment loss of $1.5 million to our intangible assets. The net carrying balance of intangible assets as of December 31, 2025 and December 31, 2024 was $0.4 million and $0.6 million, respectively. There was no impairment of our intangible assets during the year ended December 31, 2025.
Pension Accounting
The Company sponsors defined benefit pension plans, the obligations and related expense of which are determined using actuarial valuations. Management engages a third‑party actuary to calculate the projected benefit obligation and pension expense based on standard actuarial assumptions, including the discount rate, mortality assumptions, and expected return on plan assets.
Legal and Other Contingencies
The Company is subject to various legal proceeding and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Resolution of legal matters in a manner inconsistent with management's expectations could have a material impact on the Company's financial condition and operating results.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note I. Income Taxes for additional information.
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
In September 2025, the FASB issued ASU 2025-06 to target improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages and clarifies the criteria to begin capitalizing cost. The amendment is effective for annual and interim periods beginning after December 15, 2027, though early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements required to be presented under Item 8 are presented in the Consolidated Financial Statements and the notes thereto beginning at page 35 of this Form 10-K (Financial Statements).
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure.
Our management, including our President and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. Based upon such evaluation, our President and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed by, or under the supervision of our President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.
Management evaluated, under the supervision of our President and CFO, the design and effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on this assessment, management concluded that internal control over financial reporting was effective.
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
ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated herein by reference as a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
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
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be included in an amendment hereto or a definitive proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
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
3.1
Amended and Restated Certificate of Incorporation as amended through May 5, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-7120).

3.2
Certificate of Amendment of Incorporation dated as of January 31, 2018 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-7120).

3.3	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-7120).
10.01
Loan Agreement, dated as of December 21, 2021, among Harte Hanks, Inc. the subsidiary guarantors party thereto and Texas Capital Bank (incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-7120).

10.02
Security Agreement, dated as of December 21, 2021, between Harte Hanks, Inc. and Texas Capital Bank (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K,for the year ended December 31, 2023, File No. 001-7120).

10.03
Harte Hanks, Inc. Restoration Pension Plan, as Amended and Restated, dated as of January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 27, 2008, File No. 001-7120).

10.04
First Amendment to the Harte Hanks, Inc. Amended & Restated Restoration Pension Plan, dated as of October 11, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 14, 2016, File No. 001-7120).

10.05
Amended and Restated Harte Hanks 2013 Omnibus Incentive Plan, dated as of September 13,2018 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed on September 13, 2018, File NO. 333-274226).

10.06
Harte Hanks, Inc. 2020 Equity Incentive Plan, dated as of August 3, 2020 (incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-7120).

10.07
Employment Agreement between the Company and Kirk Davis, dated as of June 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 20, 2023, File No. 001-7120).

10.08
Separation Agreement between the Company and Brian Linscott, dated as of June 21, 2023 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-7120).

10.09	Hart Hanks Inc. 2023 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 99.01 to the Company's Registration Statement on Form S-8 , filed on August 25, 2023, File No. 333-274226).
10.10
Separation Agreement between the Company and Lauri Kearnes, dated as of October 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 17, 2023, File No. 001-7120).

10.11
First Amendment to Loan Agreement, dated as of December 29, 2023, among Harte Hanks Inc. the other loan parties thereto and Texas Capital Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 5, 2024, File No. 001-7120).

10.12
Employment Agreement between the Company and David Garrison, dated as of January 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 29, 2024, File No. 001-7120).

10.13
Employment Agreement between the Company and David Fisher, dated as of January 27, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 28, 2025, File No. 001-7120).

*Filed or furnished herewith, as applicable

INDEX TO EXHIBITS (continued)
Exhibit No.	Description of Exhibit
10.14
Cooperation Agreement, dated as of May 14, 2025, by and between Harte Hanks, Inc. and Gary S. Rosenbach and Susan Rosenbach (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 14, 2025, File No. 001-7120).

10.15
Employment Agreement between the Company and David Fisher, dated as of June 24, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 30, 2025, File No. 001-7120).

10.16
Second Amendment to Loan Agreement, dated as of June 24, 2025, among Harte Hanks Inc. the other loan parties thereto and Texas Capital Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 30, 2025, File No. 001-7120).

16.01
Letter from Baker Tilly LLP to the Securities and Exchange Commission, dated as of August 23, 2024 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, filed on August 23, 2024, File No. 001-7120).

*19
Harte Hanks Business Conduct Policy: Insider Trading Restrictions (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-7120).

*21.1	Subsidiaries of Harte Hanks, Inc.
*23.1	Consent of Wolf & Company, P.C.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Harte Hanks Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, File No 001-7120).
*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*101.DEF	Inline XBRL Definition Linkbase Document.
*104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
*Filed or furnished herewith, as applicable

ITEM 16. 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harte Hanks, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTE HANKS, INC.

By:	/s/ David Fisher
David Fisher
President

Date:	March 17, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Fisher	/s/ David Garrison
David Fisher	David Garrison
President	Chief Financial Officer
Date: March 17, 2026	Date: March 17, 2026

/s/ John H. Griffin, Jr.	/s/ Genevieve C. Combes
John H. Griffin Jr., Director	Genevieve C. Combes, Director
Date: March 17, 2026	Date: March 17, 2026

/s/ Liz Ross	/s/ Bradley L Radoff
Liz Ross, Director	Bradley L. Radoff, Director
Date: March 17, 2026	Date: March 17, 2026

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Harte Hanks, Inc. and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Harte Hanks, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue from Contracts with Customers
As described in Note C to the financial statements, the Company generates revenue by offering a variety of services discrete to each of its reportable segments. Revenue recognition requires management to apply judgment in identifying performance obligations and determining the timing and amount of revenue recognized under customer contracts. Given the diversity of services offered and the judgment required to apply the relevant accounting guidance, we identified revenue recognition as a critical audit matter.
Obtaining an understanding of the Company’s accounting policies and processes for revenue recognition across its segments required significant auditor effort. We also applied subjective auditor judgment when determining the nature and extent of our audit procedures and evaluating the overall sufficiency of the audit evidence obtained.

Addressing this critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures include, among others: i) obtaining, reading and assessing management’s accounting policy memorandums, ii) testing a sample of revenue transactions to customer contracts, third-party source documents and other documentation, as applicable, to support the amount and timing of revenue recognized and iii) for customer contracts obtained, we evaluated the completeness and accuracy of performance obligations identified by management.

/s/ Wolf & Company, P.C.

We have served as the Company's auditor since 2024.

Boston, Massachusetts
March 17, 2026

Harte Hanks, Inc. and Subsidiaries Consolidated Balance Sheets	December 31,
In thousands, except per share and share amounts	2025	2024
ASSETS
Current assets
Cash and cash equivalents and restricted cash	$5,587	$9,934
Accounts receivable (less allowance of $22 and $50 at December 31, 2025 and 2024, respectively)	27,841	31,648
Contract assets and unbilled accounts receivable	7,049	8,215
Prepaid expenses	2,363	1,511
Prepaid income tax and income tax receivable	1,431	938
Other current assets	2,046	1,368
Total current assets	$46,317	$53,614
Net property, plant and equipment	8,386	8,956
Right-of-use assets	19,854	$22,460

Other assets
Intangible assets, net	370	563
Goodwill	295	295
Deferred tax assets, net	16,040	15,177
Other long-term assets	564	717
Total other assets	$17,269	$16,752
Total assets	$91,826	$101,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,096	$13,429
Accrued expenses	5,915	8,403
Accrued payroll and related expenses	2,749	3,210
Deferred revenue and customer advances	813	1,589
Customer postage and program deposits	868	1,625
Other current liabilities	3,180	3,145
Short-term lease liabilities	3,543	3,736
Total current liabilities	$30,164	$35,137
Pension liabilities - Qualified plans	4,106	5,445
Pension liabilities - Nonqualified plan	16,995	17,103
Long-term lease liabilities	18,861	20,860
Other long-term liabilities	1,174	1,548
Total liabilities	$71,300	$80,093

Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized, 12,221,484 shares issued, 7,414,794 and 7,357,450 shares outstanding at December 31, 2025 and 2024, respectively	12,221	12,221
Additional paid-in capital	109,558	124,194
Retained earnings	813,812	814,623
Less treasury stock, 4,806,690 and 4,864,034 shares at December 31, 2025 and 2024, respectively, at cost	(900,085)	(915,752)
Accumulated other comprehensive loss	(14,980)	(13,597)
Total stockholders’ equity	$20,526	$21,689
Total liabilities and stockholders’ equity	$91,826	$101,782
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
In thousands, except per share amounts	2025	2024
Operating revenue	$159,570	$185,242
Operating expenses
Labor	80,823	93,769
Production and distribution	49,898	56,644
Advertising, selling, general and administrative	22,209	22,781
Restructuring expense	1,782	2,402
Goodwill impairment charge	—	1,631
Intangible assets impairment charge	—	1,537
Depreciation and amortization expense	4,472	4,385
Total operating expenses	$159,184	$183,149
Operating income	$386	$2,093
Other expenses, net
Interest expense, net	248	187
Pension plan termination charges	—	37,505
Other expenses, net	1,146	2,335
Total other expenses, net	$1,394	$40,027
Loss before income taxes	(1,008)	(37,934)
Income tax benefit	(197)	(7,637)
Net loss	$(811)	$(30,297)

Loss per common share
Basic and Diluted	$(0.11)	$(4.15)

Weighted-average shares used to compute loss per share attributable to common shares
Basic and Diluted	7,393	7,293

Comprehensive income, net of tax
Net loss	$(811)	$(30,297)

Adjustment to pension liabilities, net of tax benefit of $180 and $11,492	(1,014)	32,273
Foreign currency translation adjustments	(369)	(1,780)
Total other comprehensive (loss) income, net of tax	$(1,383)	$30,493

Comprehensive (loss) income	$(2,194)	$196
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity

In thousands	Common Stock		Additional Paid-in Capital		Retained Earnings		Treasury Stock	Accumulated Other Comprehensive (loss) income	Total Stockholders’ Equity
Balance at December 31, 2023	$12,221		$157,889		$844,920		$(951,083)	$(44,090)	$19,857
Stock-based compensation	—		1,931		—		—	—	1,931
Vesting of RSUs	—		(35,626)		—		35,331	—	(295)
Net loss	—		—		(30,297)		—	—	(30,297)
Other comprehensive income	—		—		—		—	30,493	30,493
Balance at December 31, 2024	$12,221	$—	$124,194	$—	$814,623	$—	$(915,752)	$(13,597)	$21,689
Stock-based compensation	—		258		—		—	—	258
Vesting of RSUs	—		(15,732)		—		15,667	—	(65)
Net Recovery of short swing profits	—		838		—		—	—	838
Net loss	—		—		(811)		—	—	(811)
Other comprehensive loss	—		—		—		—	(1,383)	(1,383)
Balance at December 31, 2025	$12,221		$109,558		$813,812		$(900,085)	$(14,980)	$20,526
See Accompanying Notes to Consolidated Financial Statements.

Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,
In thousands	2025	2024
Cash Flows from Operating Activities
Net loss	$(811)	$(30,297)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization expense	4,472	4,385
Restructuring expense	—	158
Impairment charges for goodwill and intangible assets	—	3,168
Stock-based compensation	258	1,931
Net pension cost	(2,343)	30,576
Deferred income taxes	(928)	(9,279)
Changes in assets and liabilities:
Accounts receivable, net and contract assets	4,973	2,385
Prepaid expenses, income tax receivable and other current assets	(1,885)	703
Accounts payable and accrued expenses	(3,210)	(795)
Deferred revenue and customer advances	(776)	(1,606)
Customer postage and program deposits	(757)	(190)
Other accrued expenses and liabilities	(728)	(4,126)
Net cash used in operating activities	$(1,735)	$(2,987)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,757)	(3,746)
Proceeds from the sale of property, plant and equipment	1	2
Net cash used in investing activities	$(2,756)	$(3,744)

Cash Flows from Financing Activities
Debt financing costs	(100)	—
Payment of finance leases	(159)	(124)
Recovery of short-swing profit from stockholders	838	—
Treasury stock activities	(65)	(295)
Net cash provided by (used in) financing activities	$514	$(419)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(370)	(1,780)

Net decrease in cash and cash equivalents and restricted cash	(4,347)	(8,930)
Cash and cash equivalents and restricted cash at beginning of year	9,934	18,864
Cash and cash equivalents and restricted cash at end of year (1)	$5,587	$9,934

(1) This amount is comprised of the below balances:
Cash and cash equivalents	5,582	9,810
Restricted cash	5	124
	$5,587	$9,934

See Accompanying Notes to Consolidated Financial Statement
Harte Hanks, Inc. and Subsidiaries Consolidated Statements of Cash Flows (continued)

Supplemental disclosures:
Cash paid for interest	$292	$234
Cash (received) for interest	$(123)	$(236)
Cash paid for income taxes, net of refunds	$1,779	$1,452

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expense	$498	$1,257
Right-of-use assets acquired through operating leases	$1,252	$303

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
Basis of Presentation
Consolidation
The accompanying audited consolidated financial statements include the accounts of Harte Hanks, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As used in this report, the terms “Harte Hanks,” “the Company,” “we,” “us,” or “our” may refer to Harte Hanks, Inc., one or more of its consolidated subsidiaries, or all of them taken as a whole, as the context may require.
Operating Expense Presentation in the Consolidated Statements of Comprehensive (Loss) Income
The “Labor” line in the Consolidated Statements of Comprehensive (Loss) Income includes all employee payroll and benefits costs, including stock-based compensation and temporary labor costs. The “Production and distribution” and “Advertising, selling, general and administrative” lines do not include labor, depreciation, or amortization expense. Certain labor costs are included in restructuring expense, please see Note M for details.
Note B — Significant Accounting Policies
Use of Estimates
Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from those estimates due to uncertainties. Such estimates include, but are not limited to, estimates related to revenue recognition; income taxes; goodwill and intangible assets impairment as well as pension accounting. On an ongoing basis, management reviews its estimates and assumptions based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.
Segment Reporting
The Company operates three business segments: Revenue Solutions; Customer Care; and Fulfillment & Logistics Services. Our President is considered to be our chief operating decision maker (CODM). Our President reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance by using the three financial measures: revenue, operating income and operating income plus depreciation and amortization (EBITDA).
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

Accounts Receivable and Allowance for Credit Losses
Accounts receivables are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit and collectability trends for the allowance for credit losses based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current and future economic conditions that may affect the Company's expectation of the collectability in determining the allowance for credit losses. Provisions for expected credit losses are recorded in the “Advertising, selling, general, and administrative” line of our Consolidated Statements of Comprehensive (Loss) Income. As of December 31, 2025 and 2024, our accounts receivables, net, were $27.8 million and $31.6 million, respectively.
The changes in the allowance for credit losses accounts consisted of the following:

	December 31,
In thousands	2025	2024
Balance at beginning of year	$50	$474
Net charges to expense	27	(86)
Amounts recovered against the allowance	(55)	(338)
Balance at end of year	$22	$50
Unbilled receivables
For the majority of service contracts, the Company performs the services prior to billing the client, and this amount is captured as Unbilled accounts receivable, net on the consolidated balance sheet. Billing usually occurs in the month after the Company performs the services or in accordance with the specific contractual provisions.
Geographic Concentrations
Depending on the needs of our clients, our services are provided through an integrated approach through twelve facilities worldwide, of which six are located outside of the U.S.
The following table provides information about the operations in different geographic for the periods indicated:

Revenue(1)	Year Ended December 31,
In thousands	2025	2024
United States	$144,338	$167,787
Other countries	15,232	17,455
Total revenue	$159,570	$185,242
(1) Geographic revenues are based on the location of the service being performed.

Property, plant and equipment, net(2)	December 31,
In thousands	2025	2024
United States	$7,279	$8,374
Other countries	1,107	582
Net property, plant and equipment	$8,386	$8,956
(2) Property, plant and equipment are based on physical location.
Credit Risk and Concentration
Accounts receivables are typically unsecured and are derived from revenue earned from customers across different industries and countries. We perform ongoing credit evaluations of our customers and generally do not require collateral. In the event that the accounts receivable collection cycle deteriorates, our operating results and financial position could be adversely affected.

Our top customer represented 12.3% and 11.9% of total accounts receivable as of December 31, 2025 and 2024, respectively.
Revenue by Top Customers
The table below sets forth the percentage of our total revenue derived from our largest customers:

	Year Ended December 31,
	2025	2024
Top ten customers	43.2%	46.2%
Top twenty-five customers	68.3%	72.1%
Our top customer represented 10.5% and 9.4% of total revenue for the years ended December 31, 2025 and 2024, respectively.
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

Property, Plant and Equipment
Property, plant and equipment, net consist of the following:

	December 31,
In thousands	2025	2024
Property, plant and equipment
Buildings and improvements	$5,284	$4,550
Equipment and furniture	16,156	20,336
Software	19,949	19,799
Software development and equipment installations in progress	1,613	1,906
Gross property, plant and equipment	43,002	46,591
Less accumulated depreciation	(34,616)	(37,635)
Net property, plant and equipment	$8,386	$8,956
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The general ranges of estimated useful lives are:

Years
Buildings and improvements	3 to 40
Software	2 to 5
Equipment and furniture	3 to 20
For the year ended December 31, 2025, the Company recorded $4.1 million of depreciation expense compared to $3.5 million for the year ended December 31, 2024.
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

The Company has three reporting segments, but the current goodwill balance is booked in the Revenue Solutions segment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company performs a quantitative goodwill impairment test. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative goodwill impairment test. There was no goodwill impairment in the year ended December 31, 2025. We booked an impairment charge of $1.6 million for goodwill in the year ended December 31, 2024, leaving a balance of $0.3 million.
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
The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparing the assets’ book value to future net undiscounted cash flows that the assets are expected to generate to determine if a write-down to the recoverable amount is appropriate. If such assets are written down, an impairment will be recognized as the amount by which the book value of the asset group exceeds the recoverable amount. There was no impairment of our intangible assets during the year ended December 31, 2025. During the year ended December 31, 2024, revenue from its original customer base was lost. As a result, we booked an impairment loss of $1.5 million to our intangible assets. The net carrying balance of intangible assets as of December 31, 2024 was $0.6 million.
A summary of the Company’s intangible asset as of December 31, 2025, is as follows:

In thousands	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	5 years	$2,102	$1,732	$370
Estimated future amortization expense related to intangible assets as of December 31, 2025, is as follows:

In thousands
Year Ending December 31,	Amount
2026	$193
2027	177
Total	$370
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
Reserve for Healthcare Benefit and Worker's Compensation Liability
We are self-insured for the majority of our healthcare insurance. We pay actual medical claims up to a stop loss limit of $0.4 million. The reserve is estimated using current claims activity, historical experience, and claims incurred but not reported. We use loss development factors that consider both industry norms and company specific information. Our liability is recorded at the estimate of the ultimate cost of claims at the balance sheet date. On December 31, 2025 and 2024, our reserve for healthcare, and workers’ compensation, net, was $1.1 million and were included in accrued liabilities. Periodic changes to the reserve for workers’ compensation are recorded as increases or decreases to insurance expense, which is included in the “Advertising, selling, general and administrative” line of our Consolidated Statements of Comprehensive (Loss) Income. Periodic changes to the reserve for healthcare are recorded as increases or decreases to employee benefits expense, which is included in the “Labor” line of our Consolidated Statements of Comprehensive (Loss) Income.
Foreign Currencies
In most instances, the functional currencies of our foreign operations are the local currencies. Assets and liabilities recorded in foreign currencies are translated in U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during a given month. Adjustments resulting from this translation are charged or credited to other comprehensive income.
Recent Accounting Pronouncements
Recent Accounting Guidance Adopted in the Current Year
In December 2023, FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note I. Income Taxes for additional information.
Recent Accounting Guidance Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-06 to target improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages and clarifies the criteria to begin capitalizing cost. The amendment is effective for annual and interim periods beginning after December 15, 2027, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.
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
Disaggregation of Revenue
We disaggregate revenue by three key revenue streams which are aligned with our business segments. The nature of the services offered by each key revenue stream is different. The following tables summarize revenue from contracts with customers for the years ended December 31, 2025, and 2024 by our three business segments:

	Year Ended December 31,
In thousands	2025	2024
Revenue Solutions	$35,128	$50,332
Customer Care	50,067	52,918
Fulfillment & Logistics Services	74,375	81,992
Total Revenue	$159,570	$185,242
During the years ended December 31, 2025 and 2024, the Company recognized revenue of $3.4 million and $2.4 million from performance obligations satisfied at a point in time. The remainder of revenues recognized in 2025 and 2024 were recognized in an over time pattern. Our contracts with customers may consist of multiple performance obligations. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. For most performance obligations, we determine SSP based on the price at which the performance obligation is sold separately. Although uncommon, if the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Further discussion of other performance obligations in each of our major revenue streams follows:
Revenue Solutions
Our Revenue Solutions segment delivers strategic planning, data strategy, performance analytics, creative development and execution, technology enablement, marketing automation, and database management. The customer can choose other services to supplement and support their own in-house sales team. These services may range from leveraging data for lead generation, and outsourcing the design and testing of sale play, to full hiring and managing of a dedicated internal sales team.

Most revenue solutions performance obligations are satisfied over time and often offered on a project basis. We have concluded that the best approach to measure the progress toward completion of the project-based performance obligations is the input method, which is based on either the costs or labor hours incurred to date depending upon whether costs or labor hours more accurately depict the transfer of value to the customer.
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
Our contracts may include outsourced print production work for our clients. These contracts may include a promise to purchase postage on behalf of our clients. In such cases, we have determined we are an agent, rather than principal on the postage purchase and therefore recognize net consideration as revenue.
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
Fulfillment & Logistics Services
Our services, delivered internally and with our partners, include printing, lettershop, advanced mail optimization (including commingling services), logistics and transportation optimization, monitoring and tracking, to support traditional and specialized mailings. Our print and fulfillment centers in Massachusetts and Kansas provide custom kitting services, print on demand, product recalls, trade marketing fulfillment, e-commerce product fulfillment, sampling programs, and freight optimization, thereby allowing our customers to distribute literature and other marketing materials.
Performance obligations offered within this revenue stream may be satisfied either over time or at a point in time. Over time performance obligations utilize either the input or output method, depending on the nature of the service, to measure progress toward satisfying the performance obligation. For performance obligations where we charge customers a transaction-based fee, we utilize the output method based on the quantities fulfilled. Services provided through our fulfillment centers are typically priced at a per transaction basis and our contracts provide us the right to invoice for services provided and reflects the value to the customer of the services transferred to date. In most cases, we use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices. Our direct mail business contracts may have included a promise to purchase postage on behalf of our clients; in such cases, we have determined we are an agent, rather than principal and therefore recognize net consideration as revenue.
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of December 31, 2025 and 2024, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations requiring disclosure, upon application of the above exemptions.
Contract Balances
We record an unbilled accounts receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g., customer contract requires customer’s final acceptance of custom database solution or the delivery of a final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Consolidated Balance Sheets as a contract liability, referred to as deferred revenue.
The following table summarizes our contract balances as of December 31, 2025 and 2024:

In thousands	December 31, 2025	December 31, 2024	January 1, 2024
Unbilled Accounts Receivable	$6,728	$7,852	$7,677
Contract assets	321	363	258
Deferred revenue and customer advances	813	1,589	3,195
Deferred revenue included in other long-term liabilities	—	182	294
Revenue recognized during the year ended December 31, 2025 from amounts included in deferred revenue as of December 31, 2024 was approximately $1.3 million. Revenue recognized during the year ended December 31, 2024 from amounts included in deferred revenue as of December 31, 2023 was approximately $3.0 million.
Costs to Obtain and Fulfill a Contract
We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represent the cost to obtain a contract. The remaining unamortized contract costs were $0.3 million and $0.2 million as of December 31, 2025 and 2024, respectively. They are included in other current assets and other assets on our consolidated balance sheets. For the years presented, no impairment was recognized.
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
As of December 31, 2025, assets recorded under finance and operating leases were approximately $0.6 million and $19.2 million respectively, and accumulated amortization associated with finance leases was $0.3 million. As of December 31, 2024, assets recorded under finance and operating leases were approximately $0.8 million and $21.7 million respectively, and accumulated depreciation associated with finance leases was $0.1 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilized our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
There was no impairment of leases during the years ended December 31, 2025 and 2024.

The following tables present supplemental balance sheet information related to our financing and operating leases:

	As of December 31, 2025			As of December 31, 2024
In thousands	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Right-of-use Assets	$19,247	$607	$19,854	$21,678	$782	$22,460

Liabilities:
Short-term lease liabilities	3,376	167	3,543	3,578	158	3,736
Long-term lease liabilities	18,400	461	18,861	20,235	625	20,860
Total Lease Liabilities	$21,776	$628	$22,404	$23,813	$783	$24,596
For the years ended December 31, 2025 and 2024, the components of lease expense were as follows:

In thousands	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating lease cost	$5,108	$5,315
Finance lease cost
Amortization of right-of-use assets	174	102
Interest on lease liabilities	55	31
Total Finance lease cost	229	133
Variable lease cost	1,484	1,875
Sublease income	—	(368)
Total lease cost, net	$6,821	$6,955
Other information related to leases was as follows:

In thousands	Year Ended December 31, 2025	Year Ended December 31, 2024
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,742	$11,170
Operating cash flows from finance leases	51	28
Financing cash flows from finance leases	159	124

Weighted Average Remaining Lease term (in years)

Operating leases	5.55	6.38
Finance leases	3.55	4.53

Weighted Average Discount Rate
Operating leases	5.89%	5.74%
Finance leases	7.77%	7.77%

The maturities of the Company’s finance and operating lease liabilities as of December 31, 2025 are as follows:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
2026	$4,492	$207
2027	4,524	206
2028	4,525	206
2029	4,568	98
2030	4,485	—
2031 & Beyond	3,116	—
Total future minimum lease payments	25,710	717
Less: Imputed interest	3,934	89
Total lease liabilities	$21,776	$628
As of December 31, 2025, we have no new operating leases that have not yet commenced.
Note E - Stock Repurchase Program

On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. As of December 31, 2025, the share repurchase program authorization availability was $4.1 million. In the year ended December 31, 2025 and 2024, we didn't repurchase any shares of common stock.
Note F — Credit Facility
On December 21, 2021, the Company entered a three-year, $25.0 million asset-based revolving credit facility (the “Credit Facility”) with Texas Capital Bank ("TCB"). The Company’s obligations under the Credit Facility are guaranteed on a joint and several basis by the Company’s material subsidiaries (the “Guarantors”). The Credit Facility is secured by substantially all the assets of the Company and the Guarantors pursuant to a Pledge and Security Agreement, dated as of December 21, 2021, among the Company, TCB and the other Guarantors party thereto (the “Security Agreement”). On December 29, 2023, the Company extended the maturity date of the Credit Facility by a period of six months to June 30, 2025. The extension was executed with substantially similar terms and conditions as the original Credit Facility. On June 24, 2025, the Company entered into a second amendment to the Credit Facility (the “Second Amendment”) with TCB which extended the maturity date for the Credit Facility by a period of three years to June 30, 2028. The Second Amendment also includes an accordion feature that allows the Company to seek up to a $10.0 million increase in commitments under the credit line, subject to TCB approval.
The Credit Facility provides for loans up to the lesser of (a) $25.0 million or (b) the amount available under a “borrowing base” calculated primarily by reference to the Company's cash and cash equivalents and accounts receivables. The Credit Facility allows the Company to use up to $3.0 million on of its borrowing capacity to issue letters of credit.
The loans under the Credit Facility accrue interest at a varying rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The interest rate was 6.30% as of December 31, 2025. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2028. As of December 31, 2025 and 2024, we had letters of credit outstanding in the amount of $0.7 million and $1.0 million, respectively. No amounts were drawn against these letters of credit as of December 31, 2025. These letters of credit exist to support insurance programs relating to workers' compensation, medical insurance, and reducing the cash security on leased property. The Company is charged a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility.
The Credit Facility contains certain covenants restricting the Company's and its subsidiaries' ability to create, incur, assume or become liable for indebtedness; make certain investments; pay dividends or repurchase the Company's stock; create, incur or assume liens, consummate mergers or acquisitions, liquidate, dissolve, suspend or cease operations, or modify accounting or tax reporting methods (other than as required by GAAP)

As of December 31, 2025 and 2024, we had the ability to borrow an additional $24.3 million and $24.0 million, respectively, under the Credit Facility. As of December 31, 2025 and December 31, 2024 we had no borrowings outstanding under the Credit Facility.
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
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Consolidated Statements of Comprehensive (Loss) Income. We recognized $0.3 million and $2.0 million of stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively.
In 2020, we established our 2020 Equity Incentive Plan ("2020 Plan") which replaced the 2013 Equity Incentive Plan (“2013 Plan”). Any shares of common stock that remained eligible for issuance under the 2013 Plan are now instead eligible for issuance under the 2020 Plan. The “2013 Plan” as of December 31, 2025 and 2024, has 196,850 and 195,124 shares available for grant, respectively. In August 2020, we filed a Form S-8 to register up to an aggregate of 2,521,244 shares that may be issued under the 2020 Plan. The 2020 Plan provides for the issuance of stock-based awards to directors, employees and consultants. No additional stock-based awards will be granted under the 2013 Plan, but awards previously granted under the 2013 Plan will remain outstanding in accordance with their respective terms. As of December 31, 2025 and 2024, there were approximately 1.0 million and 1.1 million shares available, respectively, for grant under the 2020 Plan.
In August 2023, we established the 2023 Inducement Equity Incentive Plan ("2023 Plan"), pursuant to which the Company issued 240,000 shares of stock option awards. During 2025 and 2024, the Board approved the issuance of 69,702 and 148,200 incentive stock options, respectively.
Stock Options
Options granted under the 2023 Plan have an exercise price equal to the closing market price of our common stock on the date prior to the grant date. These options become exercisable in 33.3% increments on the first three anniversaries of their date of grant and expire on the tenth anniversary of their date of grant. Options to purchase 166,602 and 388,200 shares granted under 2023 Plan awards were outstanding as of December 31, 2025 and 2024, respectively, with exercise prices ranging from $4.55 to $7.74 and $5.59 to $76.80 per share, respectively.
Options granted under the 2020 Plan, 2013 Plan or as inducement awards have an exercise price equal to the market value of the common stock on the grant date. These options become exercisable in 25% increments on the first four anniversaries of their date of grant and expire on the 10th anniversary of their date of grant. There were no options outstanding under the 2020 plan as of December 31, 2025 and 2024.
There were no options outstanding under the 2013 plan as of December 31, 2025. Options to purchase 1,726 shares granted under 2013 Plan awards were outstanding as of December 31, 2024, with exercise prices ranging from $5.59 to $116.40 per share.
Options granted to officers after April 2015 vest in full upon a change in control if such options are not assumed or replaced by a publicly traded successor with an equivalent award (as defined in such officers’ change in control severance agreements).

The following summarizes all stock option activity during the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at December 31, 2023	246,663	$7.61	9.67	$288

Granted	148,200	7.59	$—	—
Exercised	—	—	—	—
Unvested options forfeited	—	—	—	—
Vested options expired	(4,937)	81.35	—	—
Options outstanding at December 31, 2024	389,926	$6.67	8.84	$—

Granted	69,702	$4.96	—	—
Exercised			—	—
Unvested options forfeited	(211,300)	6.01	—	—
Vested options expired	(81,726)	7.10	—	—
Options outstanding at December 31, 2025	166,602	$6.58	8.57	$—

Vested and expected to vest at December 31, 2025	166,602	$6.58	8.57	$—

Exercisable at December 31, 2025	32,299	$7.74	8.08	$—
There were 69,702 and 148,200 options granted during 2025 and 2024, respectively. The weighted average grant date fair value of 2025 options granted is $3.24. The weighted average grant date fair value of 2024 options granted is $5.08. As of December 31, 2025 and 2024, there were $0.3 million and $1.0 million of unrecognized compensation cost related to unvested stock options, respectively.
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
The following summarizes all restricted stock units’ activity during 2025 and 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested shares outstanding at December 31, 2023	243,441	$7.24

Granted in 2024	98,192	$7.61
Vested in 2024	(187,778)	6.76
Forfeited in 2024	(32,662)	7.49
Unvested shares outstanding at December 31, 2024	121,193	$8.21

Granted in 2025	281,444	$4.03
Vested in 2025	(83,691)	8.43
Forfeited in 2025	(45,834)	6.00
Unvested shares outstanding at December 31, 2025	273,112	$4.21

The fair value of each restricted stock unit is estimated on the date of grant as the closing market price of our common stock on the date prior to the grant. As of December 31, 2025, there was $0.9 million of total unrecognized compensation cost related to restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 1.79 years.
Performance Stock Units
Performance stock units are a form of share-based award similar to unvested shares, except that the number of shares ultimately issued is based on our performance against specific performance goals over either a two-year or three-year period. At the end of the performance period, the number of shares of stock issued will be determined in accordance with the specified performance target(s) in a range between 0% and 100%. Performance stock units vest solely in common stock and are treated as equity. Upon a change in control, performance stock units granted to officers vest on a pro-rated basis (based on time elapsed from the grant) to the extent not previously settled if they are not assumed or replaced by a publicly traded successor with an equivalent award (as such terms are defined in such officers’ change-in-control severance agreements). Performance Stock Units have been issued under the 2013 Plan, and the 2020 Plan as inducement awards.
The following summarizes all performance stock unit activity during 2025 and 2024 :

	Number of Units	Weighted- Average Grant Date Fair Value
Performance stock units outstanding as of December 31, 2023	43,000	$7.80

Granted	50,000	$7.53
Settled	—	—
Forfeited	(6,000)	7.96
Performance stock units outstanding as of December 31, 2024	87,000	$7.63

Granted	—	$—
Settled	—	—
Forfeited	(37,000)	7.61
Performance stock units outstanding as of December 31, 2025	50,000	$7.65
The fair value of each performance stock unit is estimated on the date of grant as the closing market price of our common stock on the date prior to the grant, minus the present value of anticipated dividend payments. Periodic compensation expense is based on the current estimate of future performance against specific performance goals over a two-year or three-year period and is adjusted up or down based on those estimates. As of December 31, 2025, the total unrecognized compensation cost related to performance stock units was $0.
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

In January 2023, the Board of Directors of the Company approved the termination of the Qualified Pension Plan I. The termination process took approximately eighteen months and was completed in June 2024, which resulted in the transfer of our obligations pursuant to this pension plan to an insurance company. We made a cash contribution of $6.7 million in the year ended December 31, 2024 to terminate the Qualified Pension Plan I. This contribution, together with the liquidation of pension assets was used to purchase annuities from an insurance company, which settled the liabilities for Pension Plan I participants as well as to submit the final filings to the Pension Benefit Guaranty Corporation. We recognized $37.5 million of pension termination charges which were reflected in our Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2024.
The Qualified Pension Plans II, together with the Restoration Pension Plan are collectively referred to as the “defined benefit pension plans”. The overfunded or underfunded status of our defined benefit pension plans is recorded as an asset or liability on our consolidated balance sheets. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. Periodic changes in the funded status are recognized through other comprehensive income in the Consolidated Statements of Comprehensive (Loss) Income. We currently measure the funded status of our defined benefit plans as of December 31, the date of our year-end Consolidated Balance Sheets.
The status of the defined benefit pension plans at year-end was as follows:

	Year Ended December 31,
In thousands	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$54,537	$141,427
Interest cost	2,957	5,032
Settlements	—	(77,891)
Benefits paid	(4,102)	(7,361)
Actuarial loss (gain)	1,963	(6,670)
Benefit obligation at end of year	$55,355	$54,537

Change in plan assets
Fair value of plan assets at beginning of year	$30,119	$103,696
Actual return on plan assets	2,820	1,790
Settlements	—	(77,891)
Contributions	3,546	9,885
Benefits paid	(4,102)	(7,361)
Fair value of plan assets at end of year	$32,383	$30,119

Funded status at end of year	$(22,972)	$(24,418)
The following amounts have been recognized in the Consolidated Balance Sheets as of December 31:

In thousands	2025	2024
Current pension liabilities within accrued expenses	$1,871	$1,870
Long term pension liabilities - Qualified plans	4,106	5,445
Long term pension liabilities - Nonqualified plan	16,995	17,103
Total pension liabilities	$22,972	$24,418
The following amounts have been recognized in accumulated other comprehensive losses, net of tax, as of December 31:

In thousands	2025	2024
Accumulated other comprehensive losses, net of tax	$11,197	$10,183
Based on current estimates, we will be required to make $1.7 million in cash contributions to our Qualified Pension Plan II in 2026.

We are not required to make and do not intend to make any contributions to our Restoration Pension Plan in 2026 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.9 million in 2025.
The following information is presented for pension plans with an accumulated benefit obligation in excess of plan assets:

In thousands	2025	2024
Projected benefit obligation	$55,355	$54,537
Accumulated benefit obligation	$55,355	$54,537
Fair value of plan assets	$32,383	$30,119
The Restoration Pension Plan had an accumulated benefit obligation of $18.9 million and $19.0 million as of December 31, 2025, and 2024, respectively.
The following table presents the components of net periodic benefit cost and other amounts recognized in other comprehensive income in the Consolidated Statements of Comprehensive (Loss) Income for Qualified Pension Plan II and Restoration Pension Plans:

	Year Ended December 31,
In thousands	2025	2024
Net Periodic Benefit Cost
Interest cost	$2,957	$5,032
Expected return on plan assets	(2,147)	(3,633)
Recognized actuarial loss	394	1,557
Net periodic benefit cost	1,204	2,956

Amounts Recognized in Other Comprehensive (Loss) income
Adjustment to pension liabilities	1,014	(32,273)

Net cost recognized in net periodic benefit cost and other comprehensive income	$2,218	$(29,317)
The components of net periodic benefit costs other than the service cost component are included in Other expenses, net in our Consolidated Statement of Comprehensive (Loss) Income. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2026 is $0.4 million. The period over which the net loss from the Qualified Pension Plan is amortized into net periodic benefit cost was the average future lifetime of all participants (approximately 23.0 years for Qualified Pension Plan II). The Qualified Pension Plan II is frozen and almost all of the plan’s participants are not active employees.
The weighted-average assumptions used for measurement of the defined pension plans were as follows:

Weighted-average assumptions used to determine net periodic benefit cost	Year Ended December 31,
	2025	2024
Discount rate
Qualified Plan I	n/a	5.64%
Qualified Plan II	5.63%	4.99%
Restoration Plan	5.54%	4.92%

Expected return on plan assets
Qualified Plan I	n/a	4.85%
Qualified Plan II	7.15%	6.95%
Restoration Plan	n/a	n/a

Weighted-average assumptions used to determine benefit obligations	December 31,
	2025	2024
Discount rate
Qualified Plan I	n/a	n/a
Qualified Plan II	5.37%	5.63%
Restoration Plan	5.18%	5.64%
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
The funded pension plan assets as of December 31, 2025 and 2024, by asset category, were as follows:

In thousands	2025	%	2024	%
Equity securities	$31,599	98%	$23,658	79%
Debt securities	—	—%	5,252	17%
Other	784	2%	1,209	4%
Total plan assets	$32,383	100%	$30,119	100%
The fair values presented have been prepared using values and information available as of December 31, 2025 and 2024.
The following tables present the fair value measurements of the assets in our funded pension plan:

	As of December 31, 2025
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$31,599	$31,572	$—	$27
Debt securities	—	—	—	—
Total investments, excluding investments valued at NAV	31,599	31,572	—	27
Investments valued at NAV(1)	784	—	—	—
Total plan assets	$32,383	$31,572	$—	$27

	As of December 31, 2024
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities	$23,658	$23,658	$—	$—
Debt securities	5,252	3,669	1,583	—
Total investments, excluding investments valued at NAV	28,910	27,327	1,583	—
Investments valued at NAV(1)	1,209	—	—	—
Total plan assets	$30,119	$27,327	$1,583	$—

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
The investment policy’s goals and objectives are to meet or exceed the representative indices over a full market cycle (3-5 years). The policy establishes the following investment mix, which is intended to subject the principal to an acceptable level of volatility while still meeting the desired return objectives:

Qualified Pension Plan II	Target	Acceptable Range	Benchmark Index
Equities	77%	62% - 87%
U.S. Large Cap	28%	18% - 38%	Russell 1000 TR
U.S. Mid Cap	18%	13% - 23%	Russell Mid Cap Index TR
U.S. Small Cap	9%	4% - 14%	Russell 2000 TR
International Equity
Developed	16%	11% - 21%	MSCI EAFE Net TR USD Index
Emerging Markets	6%	0% - 9%	MSCI Emerging Net Total Return
Fixed Income	21%	11% - 31%
Investment Grade	21%	11% - 31%	BBG BARC US Aggregate Bond Index
Cash Equivalent	2%	0% - 40%	ICE BofA US 3-Month Treasury Bill Index TR
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
The expected future benefit payments for Qualified Pension Plan II and Restoration Pension Plan over the next ten years as of December 31, 2025, are as follows:

In thousands
2026	$4,306
2027	4,396
2028	4,479
2029	4,637
2030	4,735
2031 - 2035	22,679
Total	$45,232
The Company also has two pension plans in its foreign jurisdictions, the associated pension liabilities are not material.

We also sponsored a 401(k)-retirement plan in which we match a portion of employees’ voluntary before-tax contributions prior. Under this plan, both employee and matching contributions vest immediately. We incurred $0.9 million and $1.0 million in 401k match expenses in 2025 and 2024, respectively.
Note I — Income Taxes
The components of income tax provision (benefit) are as follows:

	Year Ended December 31,
In thousands	2025	2024
Current
Federal	$—	$—
State and local	288	428
Foreign	443	1,214
Total current	$731	$1,642

Deferred
Federal	$(254)	$(7,729)
State and local	(703)	(1,446)
Foreign	29	(104)
Total deferred	$(928)	$(9,279)

Total income tax benefit	$(197)	$(7,637)
The U.S. and foreign components of loss before income taxes were as follows:

	Year Ended December 31,
In thousands	2025	2024
United States	$(4,629)	$(43,860)
Foreign	3,621	5,926
Total loss before income taxes	$(1,008)	$(37,934)
The provision (benefit) for income taxes is based on the various rates set by federal, foreign and local authorities and is affected by permanent and temporary differences between financial accounting and tax reporting requirements. The principal reasons for the difference between the statutory rate and the annual effective rate for 2025 were the state taxes, change in valuation allowance, federal and foreign income tax credits and the shortfall expense related to vested restricted stock.
As further described in Note B - Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASC 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09.

	Year Ended December 31,
In thousands, except percentages	2025
Loss before income taxes	$(1,008)
Provision for income taxes at U.S. federal statutory rate	(212)	21.0%
State and local income taxes, net of federal benefit (1)	(481)	47.6%
Foreign tax effects
Belgium
Statutory Tax Rate Difference	48	(4.7)%
Other	(20)	2.0%
France
Statutory Tax Rate Difference	17	(1.7)%
Differences with statutory accounting policies	(124)	12.3%
Valuation Allowance	41	(4.1)%
Netherlands
Statutory Tax Rate Difference	(4)	0.4%
Valuation Allowance	22	(2.1)%
Philippines
Statutory Tax Rate Difference	(258)	25.5%
Other	1	(0.1)%
Other foreign Jurisdictions	(11)	1.1%
Effect of cross-border tax laws:
Global Intangible Low-Taxed Income	569	(56.5)%
Section 78 Gross-up	95	(9.4)%
Tax Credits	(50)	5.0%
Changes in valuation allowances	14	(1.4)%
Non-taxable or non-deductible items:
Equity compensation	132	(13.1)%
Meals and Entertainment	15	(1.5)%
Work Opportunity Tax Credit	11	(1.1)%
Other	3	(0.3)%
Other Reconciling Items	(5)	0.5%
Effective income tax rate	$(197)	19.6%
(a) TX made up the majority (greater than 50%) of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the years ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09:

In thousands	Year Ended December 31, 2024
Computed expected income tax benefit	$(7,966)
Net effect of state income taxes	(1,885)
Foreign subsidiary dividend inclusions	666
Foreign tax rate differential	42
Change in valuation allowance	991
Return to Provision	599
Change in Rate	(125)
Credits	(346)
Adjustments to State Attributes	565
Other Adjustments, net	(178)
Income tax benefit	$(7,637)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
In thousands	2025	2024
Deferred tax assets
Accrued expenses not deductible until paid	$58	$173
Lease liability	5,713	6,201
Investment in foreign subsidiaries, outside basis difference	1,969	1,930
Interest Expense limitations	1,495	1,167
Other, net	1,625	1,979
Foreign net operating loss carryforwards	1,535	1,325
State net operating loss carryforwards	7,845	7,709
Federal net operating loss carryforwards	9,692	9,585
Foreign tax credit carryforwards	3,740	3,726
General Business Credit Carryovers	641	591
Total gross deferred tax assets	$34,313	$34,386
Less valuation allowances	(7,757)	(8,082)
Net deferred tax assets	$26,556	$26,304

Deferred tax liabilities
Property, plant and equipment	$(890)	$(1,143)
Deferred compensation and retirement plan	(3,706)	(3,394)
Right-of-use asset	(5,041)	(5,624)
Other, net	(879)	(966)
Total gross deferred tax liabilities	$(10,516)	$(11,127)
Net deferred tax assets	$16,040	$15,177
During the year ended December 31, 2025, the Company paid $455 thousand in state income taxes, net of refunds, and $1.3 million in foreign taxes.

The amount of cash income taxes paid by the Company were as follows:

Year ended December 31, 2025
In thousands
State and Local
Florida	$90
Texas	215
Other	150
Foreign
United Kingdom	538
Philippines	412
Romania	82
Belgium	292
Income taxes, net of amounts refunded	$1,779
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. After considering the weight of available evidence, both positive and negative, the Company concluded that it is more-likely-than-not that it will realize the majority of its U.S. deferred tax assets. Certain foreign tax credits as well as certain state net operating loss carryovers will continue to have a valuation allowance until there is substantial evidence that enough future taxable income exists at a more likely than not level in order to utilize those deferred tax assets. The valuation allowance for deferred tax assets was $7.8 million and $8.1 million as of December 31, 2025 and 2024, respectively. The change in the valuation allowance was $0.3 million for the year ended December 31, 2025.
We or one of our subsidiaries file income tax returns in the U.S. federal, U.S. state, and foreign jurisdictions. For U.S. state, federal and foreign returns, we are no longer subject to tax examinations for years prior to 2020.
There is no balance of unrecognized tax benefits as of December 31, 2025 and 2024. Any adjustments to this liability as a result of the finalization of audits or potential settlements would not be material.
We have elected to classify any interest and penalties related to income taxes within income tax expense in our Consolidated Statements of Comprehensive (Loss) Income. There are no interest and penalties related to income taxes for the year ended December 31, 2025 and 2024.
For U.S. tax return purposes, net operating losses and tax credits are normally available to be carried forward to future years, subject to limitations as discussed below.
As of December 31, 2025, the Company has federal NOL carryforwards of $46.2 million. The entire amount was generated in 2024 and will be carried over indefinitely, but will generally limit the net operating deduction to the lesser of the net operating loss carryforward or 80% of a corporation's taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended).
The Company also has state NOL carryforward of $158.1 million and foreign NOL carryforwards of $5.0 million. The state NOL carryforwards will begin to expire in 2029, The federal foreign tax carryforward credits of $3.7 million will expire on various dates from 2027 to 2036. General business credit carryforwards of $0.6 million will begin to expire on various dates from 2037 to 2046. Under Section 163(j) of the Internal Revenue Code, the deduction for business interest expense is limited to the sum of business interest income, 30% of adjusted taxable income, and floor plan financing interest. Any business interest expense that is disallowed due to the limitation can be carried forward indefinitely to future years. As of December 31, 2025 and 2024, the Company has disallowed business interest expense carryforwards of $5.7 million and $3.8 million, respectively.
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

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) became law. The legislation includes several changes to federal tax law that generally allow more favorable deductibility of certain business expenses beginning in 2025, including the reinstatement of 100% of bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also includes certain changes to the US taxation of foreign activity, including changes to foreign tax credits, global intangible low-taxed income, and base erosion and anti-abuse tax, amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025, and therefore do not impact the current year's tax provision. While these changes are not yet effective, the Company has begun assessing the potential impact on its future effective tax rate, deferred tax assets and liabilities, and global tax planning strategies. Based on preliminary modeling, the Company anticipates that the elimination of the Net Deemed Tangible Income Return (NDTIR) may slightly increase future U.S. tax liability on foreign earnings, partially offset by the increased foreign tax credit. The Company will continue to monitor regulatory guidance and assess the impact of these changes in future reporting periods. No adjustments to current or deferred taxes have been recorded in the second half of 2025 related to the Act.
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
Reconciliations of basic and diluted EPS are as follows:

	Year Ended December 31,
In thousands, except per share amounts	2025	2024
Numerator:
Net loss	$(811)	$(30,297)

Denominator:
Basic EPS denominator:	7,393	7,293
Diluted EPS denominator	7,393	7,293

Basic (loss) income per common share	$(0.11)	$(4.15)
Diluted (loss) income per common share	$(0.11)	$(4.15)
For the years ended December 31, 2025 and 2024, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 207,406 and 349,129 shares of anti-dilutive market price options; 127,506 and 20,685 anti-dilutive unvested shares.

Note K — Comprehensive Income (Loss)
Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2023	$(42,456)	$(1,634)	$(44,090)
Other comprehensive loss, net of tax, before reclassifications	—	(1,780)	(1,780)
Amounts reclassified from accumulated other comprehensive loss, net of tax	32,273	—	32,273
Net current period other comprehensive income (loss), net of tax	32,273	(1,780)	30,493
Balance at December 31, 2024	$(10,183)	$(3,414)	$(13,597)
Other comprehensive loss, net of tax, before reclassifications	—	(369)	(369)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(1,014)	—	(1,014)
Net current period other comprehensive loss, net of tax	(1,014)	(369)	(1,383)
Balance at December 31, 2025	$(11,197)	$(3,783)	$(14,980)
Reclassification amounts related to the defined pension plans are included in the computation of net period pension benefit cost (see Note H, Employee Benefit Plans).
Note L — Litigation and Contingencies
In the normal course of our business, we are obligated under some agreements to indemnify our clients as a result of third-party claims that we infringe on the proprietary rights of third parties, or third party claims relating to other ad hoc contract obligations. The terms and duration of these commitments vary and, in some cases, may be indefinite, and some of these contractual commitments do not limit the maximum amount of future payments we could become obligated to make thereunder; accordingly, our actual aggregate maximum exposure related to these types of commitments is not reasonably estimable. Historically, we have not been obligated to make significant payments for obligations of this nature, and no liabilities have been recorded for these obligations in our consolidated financial statements.
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
Note M — Restructuring Activities
During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. The program named "Project Elevate" involved the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. Reorganization cost reductions from Project Elevate during 2024 through 2025 are estimated to be $16.0 million. We incurred total restructuring charges of $9.9 million through the end of 2025. For the years ended December 31, 2025 and 2024, we recorded restructuring charges of $1.8 million and $2.4 million, respectively. This program has resulted in ongoing cost optimization and rationalization initiatives across the organization.

The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Consolidated Statement of Comprehensive Income.

In thousands	Year Ended December 31, 2025	Year Ended December 31, 2024
Consulting and employee expense	$239	$803
Severance	1,255	1,112
Facility, asset impairment and other expense	288	487
Total	$1,782	$2,402
The following table summarizes the changes in liabilities related to restructuring activities:

	Year Ended December 31, 2025
In thousands	Consulting and employee expense	Severance	Facility, asset impairment and other expense	Total
Beginning balance:	$—	$110	$—	$110
Additions	239	1,255	288	1,782
Payments and adjustment	(239)	(1,037)	(288)	(1,564)
Ending balance:	$—	$328	$—	$328
Note N — Related Party Transactions
In the year ended December 31, 2025, the Company recorded $0.8 million related to net recovery short-swing profit from one of the Company's shareholders under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the $1.1 million of gross related party proceeds, net of $0.3 million of tax impact, as an increase to additional paid-in capital and as cash provided by financing activities in the condensed consolidated statement of cash flows for the year ended December 31, 2025.
Note O — Segment Reporting
Harte Hanks is a leading global customer experience company. Based on the types of products and services we provide, we have organized our operations into three business segments: Revenue Solutions formerly known as Marketing Services, Customer Care, and Fulfillment and Logistics.
There are three principal financial measures reported to our President (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income and operating income plus depreciation and amortization (“EBITDA”), which is a non-GAAP measure. Operating income for segment reporting, disclosed below, is revenues less operating costs and allocated corporate expenses. Segment operating expenses are generally directly attributed to our segments and include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Interest income and expense are not allocated to the segments. The Company does not allocate assets to our reportable segments for internal reporting purposes, nor does our President evaluate operating segments using discrete asset information. The accounting policies of the segments are consistent with those described in Note B, Significant Accounting Policies.
SEC Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with GAAP or as a measure of the Company’s profitability.

The following table presents financial information by segment year ended December 31, 2025:

(In thousands)	Revenue Solutions	Customer Care	Fulfillment & Logistics	Restructuring	Unallocated Corporate	Total

Operating revenue	$35,128	$50,067	$74,375	$—	$—	$159,570
Segment labor expense	18,058	32,567	19,445	—	10,753	80,823
Other segment operating expense	8,868	8,218	45,268	—	9,753	72,107
Restructuring expense	—	—	—	1,782	—	1,782
Contribution margin	$8,202	$9,282	$9,662	$(1,782)	$(20,506)	$4,858
Overhead Allocation	2,618	3,037	3,111	—	(8,766)	—
EBITDA (unaudited)	$5,584	$6,245	$6,551	$(1,782)	$(11,740)	$4,858
Depreciation and amortization expense	797	266	2,214	—	1,195	4,472
Operating income (loss)	$4,787	$5,979	$4,337	$(1,782)	$(12,935)	$386
The following table presents financial information by segment year ended December 31, 2024:

(In thousands)	Revenue Solutions	Customer Care	Fulfillment & Logistics	Restructuring	Unallocated Corporate	Total

Operating revenue	$50,332	$52,918	$81,992	$—	$—	$185,242
Segment labor expense	26,440	34,175	20,263	—	12,891	93,769
Other segment operating expense	11,468	6,260	52,770	—	8,927	79,425
Restructuring expense	—	—	—	2,402	—	2,402
Contribution margin	$12,424	$12,483	$8,959	$(2,402)	$(21,818)	$9,646
Overhead allocation	4,074	2,355	3,198	—	(9,627)	—
Goodwill and intangible assets impairment charges	3,168	—	—	—	—	3,168
EBITDA (unaudited)	$5,182	$10,128	$5,761	$(2,402)	$(12,191)	$6,478
Depreciation and amortization expense	1,459	207	1,256	—	1,463	4,385
Operating income (loss)	$3,723	$9,921	$4,505	$(2,402)	$(13,654)	$2,093