Form 10-Q
period 2026-03-31
HARTE HANKS INC
filed 2026-05-15
CIK 45919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of April 30, 2026 was 7,419,470 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended March 31, 2026

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

In thousands, except shares and per share amounts	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents, and restricted cash	$4,538	$5,587
Accounts receivable (less allowance of $79 and $22 at March 31, 2026 and December 31, 2025, respectively)	26,116	27,841
Unbilled accounts receivable	8,052	6,728
Contract assets	133	321
Prepaid expenses	3,015	2,363
Prepaid income taxes and income tax receivable	1,864	1,431
Other current assets	2,063	2,046
Total current assets	45,781	46,317
Property, plant and equipment, net	7,791	8,386
Operating lease right-of-use assets	18,945	19,247
Financing lease right-of-use assets	562	607
Other assets
Intangible assets, net	322	370
Goodwill	295	295
Deferred tax assets, net	16,015	16,040
Other long-term assets	694	564
Total other assets	17,326	17,269
Total assets	$90,405	$91,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,092	$13,096
Accrued expense	6,102	5,915
Accrued payroll and related expenses	3,323	2,749
Deferred revenue and customer advances	2,572	813
Customer postage and program deposits	849	868
Other current liabilities	2,823	3,180
Current portion of lease liabilities	3,965	3,543
Total current liabilities	30,726	30,164
Pension liabilities - Qualified plans	3,708	4,106
Pension liabilities - Nonqualified plan	16,778	16,995
Lease liabilities, net of current portion	18,050	18,861
Other long-term liabilities	1,040	1,174
Total liabilities	70,302	71,300
Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized;12,221,484 shares issued, 7,419,470 and 7,414,794 shares outstanding at March 31, 2026 and December 31, 2025, respectively	12,221	12,221
Additional paid-in capital	108,216	109,558
Retained earnings	813,184	813,812
Less treasury stock, 4,802,014 and 4,806,690 shares at March 31, 2026 and December 31, 2025, respectively, at cost	(898,534)	(900,085)
Accumulated other comprehensive loss	(14,984)	(14,980)
Total stockholders’ equity	20,103	20,526
Total liabilities and stockholders’ equity	$90,405	$91,826
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
In thousands, except per share amounts	2026	2025
Revenue	$37,264	$41,561
Operating expenses
Labor	19,810	19,799
Production and distribution	11,339	14,057
Advertising, selling, general and administrative	5,641	5,844
Restructuring expenses	160	838
Depreciation and amortization expense	1,082	1,063
Total operating expenses	38,032	41,601
Operating loss	(768)	(40)

Other expenses, net
Interest expense, net	69	53
Other expense, net	161	514
Total other expense, net	230	567
Loss before income taxes	(998)	(607)
Income tax benefit	(370)	(215)
Net loss	(628)	(392)

Loss per common share
Basic and Diluted	$(0.08)	$(0.05)

Weighted average shares used to compute loss per share
Basic and Diluted	7,416	7,360

Comprehensive loss, net of tax:
Net loss	$(628)	$(392)

Adjustment to pension liability, net	74	165
Foreign currency translation adjustment	(78)	36
Total other comprehensive (loss) income, net of tax	$(4)	$201

Comprehensive loss	$(632)	$(191)

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Three Months ended March 31, 2026
In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2025	$12,221	$109,558	$813,812	$(900,085)	$(14,980)	$20,526
Stock-based compensation	—	218	—	—	—	218
Vesting of RSUs	—	(1,560)	—	1,551	—	(9)
Net loss	—	—	(628)	—	—	(628)
Other comprehensive loss	—	—	—	—	(4)	(4)
Balance at March 31, 2026	$12,221	$108,216	$813,184	$(898,534)	$(14,984)	$20,103

	Three Months ended March 31, 2025
In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	$12,221	$124,194	$814,623	$(915,752)	$(13,597)	$21,689
Stock-based compensation	—	(49)	—	—	—	(49)
Vesting of RSUs	—	(2,353)	—	2,325	—	(28)
Net loss	—	—	(392)	—	—	(392)
Other comprehensive income	—	—	—	—	201	201
Balance at March 31, 2025	$12,221	$121,792	$814,231	$(913,427)	$(13,396)	$21,421

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In thousands	2026	2025
Cash Flows from Operating Activities
Net Loss	$(628)	$(392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,082	1,063
Stock-based compensation	218	(49)
Net pension (payment) cost	(516)	(491)
Deferred income taxes	(25)	(36)
Changes in assets and liabilities:
Accounts receivable and contract assets	589	(497)
Prepaid expenses, income tax receivable and other current assets	(1,207)	(460)
Accounts payable and accrued expenses	(1,781)	(175)
Deferred revenue and customer advances	1,759	893
Customer postage and program deposits	(19)	17
Other accrued expenses and liabilities	(47)	(691)
Net cash used in operating activities	(575)	(818)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(347)	(105)
Proceeds from sale of property, plant and equipment	—	2
Net cash used in investing activities	(347)	(103)

Cash Flows from Financing Activities
Payment of finance leases	(41)	(40)
Treasury stock activities	(9)	(28)
Net cash used in financing activities	(50)	(68)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(77)	37

Net decrease in cash and cash equivalents and restricted cash	(1,049)	(952)
Cash and cash equivalents and restricted cash at beginning of period	5,587	9,934
Cash and cash equivalents and restricted cash at end of period(1)	$4,538	$8,982

Supplemental disclosures
Cash paid for interest	$53	$56
Cash received for interest	$(1)	$(19)
Cash paid for income taxes, net	$300	$196
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$448	$819

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$4,533	$8,706
Restricted cash	$5	$276
Cash and cash equivalents and restricted cash at end of period	$4,538	$8,982
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A - Overview and Significant Accounting Policies
Background
Harte Hanks, Inc. together with its wholly-owned subsidiaries (“Harte Hanks,” “Company,” “we,” “our,” or “us”), is a leading global customer experience company. With offices in North America, Asia-Pacific and Europe, Harte Hanks works with some of the world’s most respected brands.
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
Accounting Principles
Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”).
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
Revenue from agency and digital services, direct mail, logistics, fulfillment and contact center is recognized when or as the work is performed. Fees for these services are determined by the terms set forth in each contract. These fees are typically a set fixed price or rate by transaction occurrence, service provided, time spent, or product delivered.
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
Note B - Recent Accounting Pronouncements
Recent Accounting Guidance Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, which amends ASC 326-20 to provide a practical expedient (for all entities) relating to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material impact on the Company’s Consolidated condensed financial statements.
Recent Accounting Guidance Not Yet Adopted
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
In December 2025, the FASB issued ASU 2025-11 to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendment is effective for interim periods with annual reporting periods beginning after December 15, 2027, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.
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

Disaggregation of Revenue
We disaggregate revenue by three key revenue streams which are aligned with our reportable segments. The nature of the services offered by each key revenue stream is different. The following table summarizes revenue from contracts with customers for the three months ended March 31, 2026 and 2025 from our three business segments.

	Three Months Ended March 31,
In thousands	2026	2025
Revenue Solutions	$7,916	$8,782
Customer Care	12,857	13,001
Fulfillment & Logistics	16,491	19,778
Total	$37,264	$41,561
During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $0.7 million and $0.7 million, respectively from performance obligations satisfied at a point in time. The remaining revenue recognized in both 2026 and 2025 was recognized in an over time pattern. Our contracts with customers may consist of multiple performance obligations. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. For most performance obligations, we determine SSP based on the price at which the performance obligation is sold separately. Although uncommon, if the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Further discussion of other performance obligations in each of our major revenue streams follows:
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
Most revenue solutions performance obligations are satisfied over time and often offered on a per project basis. We have concluded that the best approach to measure the progress toward completion of the project-based performance obligations is the input method, which is based on either the costs or labor hours incurred to date depending upon whether costs or labor hours more accurately depict the transfer of value to the customer.
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
Performance obligations offered within this revenue stream may be satisfied either over time or at a point time. Over time performance obligations utilize either the input or output method, depending on the nature of the service, to measure progress toward satisfying the performance obligation. For performance obligations where we charge customers a transaction-based fee, we utilize the output method based on the quantities fulfilled. Services provided through our fulfillment centers are typically priced at a per transaction basis and our contracts provide us the right to invoice for services provided and reflects the value to the customer of the services transferred to date. In most cases, we use the “as invoiced” practical expedient to recognize revenue associated with these performance obligations unless significant discounts are offered in a contract and prices for services do not represent their standalone selling prices. Our direct mail business contracts may have included a promise to purchase postage on behalf of our clients; in such cases, we have determined we are an agent, rather than principal and therefore recognize net consideration as revenue.
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude the performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of March 31, 2026, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations requiring disclosure, upon application of the above exemptions.
Contract Balances
We record an unbilled receivable when revenue is recognized prior to invoicing when we have an unconditional right to consideration (only the passage of time is required before payment of that consideration is due) and a contract asset when the right to payment is conditional upon our future performance such as delivery of an additional good or service (e.g. customer contract requires customer’s final acceptance of custom database solution or delivery of a final marketing strategy delivery presentation before customer payment is required). If invoicing occurs prior to revenue recognition, the unearned revenue is presented on our Condensed Consolidated Balance Sheet as a contract liability, referred to as deferred revenue.
The following table summarizes our contract balances as of March 31, 2026 and December 31, 2025:

In thousands	March 31, 2026	December 31, 2025
Unbilled accounts receivable	$8,052	$6,728
Contract assets	133	321
Deferred revenue and customer advances	2,572	813
Revenue recognized during the three months ended March 31, 2026 from amounts included in deferred revenue as of December 31, 2025 was approximately $0.4 million. Revenue recognized during the three months ended March 31, 2025 from amounts included in deferred revenue as of December 31, 2024 was approximately $0.8 million.

Costs to Obtain and Fulfill a Contract
We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represents the cost to obtain a contract. The remaining unamortized contract costs were $0.2 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively. They are included in other current assets and other assets on our balance sheet. For the periods presented, no impairment was recognized.
Note D - Leases
We have operating and finance leases for corporate and business offices, service facilities, call centers and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term lease). Our leases have remaining lease terms of one to seven years, some of which may include options to extend the leases for up to an additional five years.
As of March 31, 2026, assets recorded under finance and operating leases were approximately $0.6 million and $18.9 million, respectively, and accumulated amortization associated with finance leases was $0.3 million. As of December 31, 2025, assets recorded under finance and operating leases were approximately $0.6 million and $19.2 million, respectively, and accumulated amortization associated with finance leases was $0.3 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
There was no impairment of leases during the three months ended March 31, 2026 and 2025.
The following table presents supplemental balance sheet information related to our financing and operating leases:

	As of March 31, 2026
In thousands	Operating Leases	Finance Leases	Total
Right-of-use Assets	$18,945	$562	$19,507

Liabilities
Short-term lease liabilities	3,796	169	3,965
Long-term lease liabilities	17,618	432	18,050
Total Lease Liabilities	$21,414	$601	$22,015

	As of December 31, 2025
In thousands	Operating Leases	Finance Leases	Total
Right-of-use Assets	$19,247	$607	$19,854

Liabilities:
Short-term lease liabilities	3,376	167	3,543
Long-term lease liabilities	18,400	461	18,861
Total Lease Liabilities	$21,776	$628	$22,404

For the three months ended March 31, 2026 and 2025, the components of lease expense were as follows:

	Three Months Ended March 31,
In thousands	2026	2025
Operating lease cost	$1,173	$1,265

Finance lease cost:
Amortization of right-of-use assets	43	45
Interest on lease liabilities	12	15
Total Finance lease cost	55	60
Variable lease cost	330	407
Total lease cost, net	$1,558	$1,732
Other information related to leases was as follows:

	Three Months Ended March 31,
In thousands	2026	2025
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,160	$2,447
Operating cash flows from finance leases	11	14
Financing cash flows from finance leases	41	40

Weighted Average Remaining Lease term:
Operating leases	5.2	6.2
Finance leases	3.4	4.3

Weighted Average Discount Rate:
Operating leases	5.91%	5.75%
Finance leases	7.77%	7.77%
The maturities of the Company’s finance and operating lease liabilities as of March 31, 2026 are as follows:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
Remainder of 2026	$3,641	$155
2027	4,717	206
2028	4,537	206
2029	4,579	113
2030	4,484	—
2031 and beyond	3,116	—
Total future minimum lease payments	25,074	680
Less: imputed interest	3,660	79
Total lease liabilities	$21,414	$601

Note E - Share Repurchase Program
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. As of December 31, 2025, the share repurchase program authorization availability was $4.1 million. In the three months ended March 31, 2026 and 2025, we didn't repurchase any shares of common stock.

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
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The interest rate was 6.03% as of March 31, 2026. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2028. As of March 31, 2026 and December 31, 2025, we had letters of credit outstanding in the amount of $0.7 million. No amounts were drawn against these letters of credit at March 31, 2026. These letters of credit exist to support insurance programs relating to worker’s compensation and general liability. Unused commitment balances accrue fees at a rate of 0.25%.
As of March 31, 2026 and December 31, 2025, we had the ability to borrow $24.3 million and $24.3 million, respectively, under the Credit Facility.
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
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Loss. We recognized $0.2 million expense and $49.0 thousand benefit from stock-based compensation calculations during the three months ended March 31, 2026 and 2025, respectively.
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
Net pension cost for both plans included the following components:

	Three Months Ended March 31,
In thousands	2026	2025
Interest cost	$739	$702
Expected return on plan assets	(537)	(470)
Recognized actuarial loss	99	137
Net periodic benefit cost	$301	$369
Based on current estimates, we will be required to make a $1.7 million contribution to the qualified Pension Plan II in 2026. We made $0.4 million of such $1.7 million aggregate contribution in the three months ended March 31, 2026.
We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2026 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.5 million in the three months ended March 31, 2026 and 2025.
Note I - Income Taxes
The income tax benefit was $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The provision for income taxes resulted in an effective income tax rate of 29.0% for the three months ended March 31, 2026 and 35.4% for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 and 2025 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
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
We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Loss. We did not have a significant amount of interest or penalties accrued at March 31, 2026 or December 31, 2025.
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

Reconciliations of basic and diluted EPS were as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2026	2025
Numerator:
Net loss attributable to common stockholders	$(628)	$(392)

Denominator:
Basic and diluted EPS denominator: weighted-average common shares outstanding	7,416	7,360

Basic and diluted loss per Common Share	$(0.08)	$(0.05)
For the three months ended March 31, 2026 and 2025, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 332,460 and 315,112 shares of anti-dilutive market price options; 159,075 and 42,084 of anti-dilutive unvested restricted shares.
Note K — Comprehensive Income (Loss)
Comprehensive Income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders. Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2025	$(11,197)	$(3,783)	$(14,980)
Other comprehensive loss, net of tax, before reclassifications	—	(78)	(78)
Amounts reclassified from accumulated other comprehensive loss, net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	74	—	74
Net current period other comprehensive income (loss), net of tax	74	(78)	(4)
Balance at March 31, 2026	$(11,123)	$(3,861)	$(14,984)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2024	$(10,183)	$(3,414)	$(13,597)
Other comprehensive income, net of tax, before reclassifications	—	36	36
Amounts reclassified from accumulated other comprehensive loss, net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	165	—	165
Net current period other comprehensive income, net of tax	165	36	201
Balance at March 31, 2025	$(10,018)	$(3,378)	$(13,396)
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
Note M — Restructuring Activities
During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. The program named "Project Elevate" involved the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. Reorganization cost reductions from Project Elevate during 2024 through 2026 are estimated to be $16.0 million. We incurred total restructuring charges of $10.0 million through March 31, 2026. For the three months ended March 31, 2026 and 2025, we recorded restructuring charges of $0.2 million and $0.8 million, respectively. This program has resulted in ongoing cost optimization and rationalization initiatives across the organization.
The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statement of Comprehensive Income (Loss).

	Three Months Ended March 31,
In thousands	2026	2025
Consulting and employee expense	$68	$47
Severance	92	692
Facility and other expenses	—	99
Total	$160	$838
The following table summarizes the changes in liabilities related to restructuring activities:

	Three months ended March 31, 2026
In thousands	Consulting and Employee	Severance	Total
Beginning balance:	$—	$328	$328
Additions	68	92	160
Payments and adjustment	(68)	(143)	(211)
Ending balance:	$—	$277	$277
Note N — Segment Reporting
Harte Hanks is a leading global customer experience company. Based on the types of products and services we provide, we have organized our operations into three business segments: Revenue Solutions, formerly known as Marketing Services, Customer Care, and Fulfillment and Logistics.
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
The following table presents financial information by segment for the three months ended March 31, 2026:

In thousands	Revenue Solutions	Customer Care	Fulfillment & Logistics	Restructuring Expense	Unallocated Corporate	Total
Revenue	$7,916	$12,857	$16,491	$—	$—	$37,264
Segment labor expense	4,454	9,011	3,966	—	2,379	19,810
Other segment operating expense	1,808	2,186	10,524	—	2,462	16,980
Restructuring expense	—	—	—	160	—	160
Contribution margin (loss)	$1,654	$1,660	$2,001	$(160)	$(4,841)	$314
Overhead allocation	675	771	800	—	(2,246)	—
EBITDA	$979	$889	$1,201	$(160)	$(2,595)	$314
Depreciation and amortization	160	132	516	—	274	1,082
Operating income (loss)	$819	$757	$685	$(160)	$(2,869)	$(768)

The following table presents financial information by segment for the three months ended March 31, 2025:

In thousands	Revenue Solutions	Customer Care	Fulfillment & Logistics	Restructuring Expense	Unallocated Corporate	Total
Revenue	$8,782	$13,001	$19,778	$—	$—	$41,561
Segment labor expense	4,487	8,016	4,562	—	2,734	19,799
Other segment operating expense	2,511	2,100	12,644	—	2,646	19,901
Restructuring expense	—	—	—	838	—	838
Contribution margin (loss)	$1,784	$2,885	$2,572	$(838)	$(5,380)	$1,023
Overhead allocation	711	826	882	—	(2,419)	—
EBITDA	$1,073	$2,059	$1,690	$(838)	$(2,961)	$1,023
Depreciation and amortization	217	51	501	—	294	1,063
Operating income (loss)	$856	$2,008	$1,189	$(838)	$(3,255)	$(40)

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
These forward-looking statements are based on current information, expectations, and estimates and involve risks, uncertainties, assumptions, and other factors that are difficult to predict and that could cause actual results to vary materially from what is expressed in or indicated by the forward-looking statements. In that event, our business, financial condition, results of operations, or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. A discussion of some of these risks, uncertainties, assumptions, and other factors can be found in our filings with the SEC, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”), “Part II - Item 1A. Risk Factors” in this Quarterly Report, and in our other reports filed or furnished with the SEC. The forward-looking statements included in this report and those included in our other public filings, press releases, our website, and oral and written presentations by management are made only as of the respective dates thereof, and we undertake no obligation to update publicly any forward-looking statement in this report or in other documents, our website, or oral statements for any reason, even if new information becomes available or other events occur in the future, except as required by law.
Overview
The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, including any material changes in the Company’s financial condition and results of operations since December 31, 2025, and as compared with the three months ended March 31, 2025. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2025 10-K. Our 2025 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.
Harte Hanks, Inc. is a leading global customer experience company operating in three reportable segments: Revenue Solutions formerly referred to as Marketing Services, Customer Care, and Fulfillment & Logistics Services. Our mission is to partner with clients to provide them with a robust customer-experience, or CX, strategy, data-driven analytics and actionable insights combined with seamless program execution to better understand, attract, and engage their customers. Our services include strategic planning, data strategy, performance analytics, creative development and execution; technology enablement; marketing automation; B2B and B2C e-commerce; cross-channel customer care; and product, print, and mail fulfillment.
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

Management closely monitors inflation and wage pressure in the market, and the potential impact on our business. While inflation has not had a material impact on our business, it is possible a material increase in inflation could have an impact on our clients, and in turn, on our business.
Results of Operations
Operating results were as follows:

	Three Months Ended March 31,
In thousands, except per share amounts	2026	% Change	2025
Revenue	$37,264	-10.3%	$41,561
Operating expenses	38,032	-8.6%	41,601
Operating loss	$(768)	1820.0%	$(40)
Operating margin	(2.1%)	2041.4%	(0.1%)
Other expenses, net	230	-59.4%	567
Income tax benefit	(370)	72.1%	(215)
Net loss	$(628)	60.2%	$(392)

Basic and Diluted	$(0.08)	59.0%	$(0.05)
Consolidated Results
Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Revenues
Revenues of $37.3 million decreased $4.3 million, or 10.3%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Revenue in our Fulfillment & Logistics Services segment decreased $3.3 million, or 16.6%, to $16.5 million. Revenue in our Revenue Solutions segment decreased $0.9 million, or 9.9%, to $7.9 million, and revenue in our Customer Care segment decreased $0.1 million, or 1.1%, to $12.9 million.
Operating Expenses
Operating expenses were $38.0 million in the three months ended March 31, 2026, a decrease of $3.6 million, or 8.6%, compared to $41.6 million in the three months ended March 31, 2025.
Production and Distribution expenses decreased $2.7 million, or 19.3%, in the three months ended March 31, 2026, primarily due to lower shipping costs due to lower logistics revenue as well as lower brokered or pass through costs associated with lower broker revenue.
Labor expense was flat in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The higher health insurance cost was offset by reduction in salary and wages as operations were optimized to account for lower revenue.
Advertising, Selling, General and Administrative expenses decreased $0.2 million, or 3.5%, in the three months ended March 31, 2026, primarily due to lower professional fees.
Restructuring expense was $0.2 million in the three months ended March 31, 2026, which is $0.6 million lower compared to the prior year quarter of $0.8 million due to lower severance expense.
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

Other expenses, net
Other expenses, net, for the three months ended March 31, 2026 was $0.2 million compared to $0.6 million in the prior year quarter. The $0.4 million decrease in other expense, net was mainly associated with changes in foreign currency gain and loss account.
Income Taxes
The income tax benefit of $0.4 million in the first quarter of 2026 represents an increase in income tax benefit of $0.2 million when compared to the first quarter of 2025. Our effective tax rate was 29.0% for the first quarter of 2026, a decrease of 6.4% from the effective tax rate of 35.4% for the first quarter of 2025. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the U.S. state income taxes and income earned in foreign jurisdictions.
Segment Results
The following is a discussion and analysis of the results of our reportable segments for the three months ended March 31, 2026 and 2025. There are three principal financial measures reported to our President (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income and operating income plus depreciation and amortization (“EBITDA”). For additional information, see Note N, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.
Revenue Solutions:

	Three Months Ended March 31,
In thousands	2026	% Change	2025
Revenue	$7,916	(9.9)%	$8,782
EBITDA	979	(8.8)%	1,073
Operating income	819	(4.3)%	856
Operating income % of revenue	10.3%		9.7%
Revenue Solutions (formerly known as Marketing Services) segment revenue decreased $0.9 million, or 9.9%, from the prior year quarter due to the loss of customers and reduced demand from existing customers. Operating income for the three months ended March 31, 2026 decreased $37.0 thousand or 4.3% from the prior year quarter due to the reduced revenue.
Customer Care:

	Three Months Ended March 31,
In thousands	2026	% Change	2025
Revenue	$12,857	(1.1)%	$13,001
EBITDA	889	(56.8)%	2,059
Operating income	757	(62.3)%	2,008
Operating income % of revenue	5.9%		15.4%
Customer Care segment revenue decreased $0.1 million, or 1.1%, primarily due to decreased volume from existing customers, which was partially offset by increased volume from new customers. Operating Income was $0.8 million for the three months ended March 31, 2026, compared to operating income of $2.0 million for the three months ended March 31, 2025. The $1.3 million decrease was primarily due to the higher labor expense derived from increased headcount in beginning of 2026 as compared to the prior year quarter.

Fulfillment & Logistics Services:

	Three Months Ended March 31,
In thousands	2026	% Change	2025
Revenue	$16,491	(16.6)%	$19,778
EBITDA	1,201	(28.9)%	1,690
Operating income	685	(42.4)%	1,189
Operating income % of revenue	4.2%		6.0%
Fulfillment & Logistics Services segment revenue decreased by $3.3 million, primarily due to the reduction of an existing customer. Operating income decreased by $0.5 million, as a result of the lower revenue in the three months ended March 31, 2026 as compared to the prior year quarter.
Liquidity and Capital Resources
Sources and Uses of Cash
Our cash and cash equivalent balances were $4.5 million and $5.6 million at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, we had the ability to borrow an additional $24.3 million under our Credit Facility.
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
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 was $0.6 million, compared to net cash used in operating activities of $0.8 million for the three months ended March 31, 2025. The $0.2 million year-over-year increase in cash used in operating activities was primarily due to the $0.2 million higher net loss, which was partially offset by $1.1 million change in accounts receivable and contract assets balances.
Investing Activities
Net cash used in investing activities was $0.3 million for the three months ended March 31, 2026, compared to $0.1 million used in the same period in 2025. The increase was primarily due to more cash used to purchase property, plant and equipment in the three months ended March 31, 2026.
Financing Activities
Net cash used in financing activities was $0.1 million for the three months ended March 31, 2026, which is comparable to $0.1 million of net cash used in the three months ended March 31, 2025.
Foreign Holdings of Cash
Consolidated foreign holdings of cash as of March 31, 2026 and December 31, 2025 were $1.8 million and $2.2 million, respectively.

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
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The latest rate was 6.03% as of March 31, 2026. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2028.
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
As of March 31, 2026 and December 31, 2025, we had no borrowings outstanding under the Credit Facility. At each of March 31, 2026 and December 31, 2025, we had letters of credit outstanding in the amount of $0.7 million and $0.7 million, respectively. No amounts were drawn against these letters of credit at March 31, 2026 and December 31, 2025. These letters of credit exist to support insurance programs relating to workers’ compensation and general liability as well as lease obligations. We had no other off-balance sheet financing activities at March 31, 2026 and December 31, 2025.
As of March 31, 2026, we had the ability to borrow $24.3 million under the Credit Facility.
Dividends
We did not pay any dividends in the three months ended March 31, 2026 and 2025. Any future dividend declaration can be made only upon, and subject to, approval of our Board of Directors, and will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
Share Repurchase
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. As of December 31, 2025, the share repurchase program authorization availability was $4.1 million. We didn't repurchase any stock during the three months ended March 31, 2026 and no shares of common stock were repurchased in 2025.
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
Critical and Recent Accounting Policies
Critical accounting estimates are defined as those that, in our judgment, are most important to the portrayal of our Company’s financial condition and results of operations and which require complex or subjective judgments or estimates. Actual results could differ materially from those estimates under different assumptions and conditions. Refer to the 2025 10-K for a discussion of our critical accounting estimates.
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
Our management, including our President and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1a. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2025 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the quarter ended March 31, 2026.
The following table provides information with respect to purchases by the Company of shares of our Common Stock during the quarter ended March 31, 2026:

Period	Total Number of Shares (or units) Purchased	Average Price per Share (or unit)	Total number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate dollar value of shares that may yet be purchased under the program(1)
				in thousands
January 1, 2026 to January 31, 2026	—	$—	—	$4,131
February 1, 2026 to February 28, 2026	—	$—	—	4,131
March 1, 2026 to March 31, 2026	—	$—	—	4,131
	—		—	$4,131
(1)On May 2, 2023, the Board of Directors of the Company approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. No repurchases were made during the quarter ended March 31, 2026. After giving effect to the repurchases made under the plan through March 31, 2026, the Company has remaining authority of $4.1 million to repurchase shares under the program, which has no expiration date.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

HARTE HANKS, INC.

May 15, 2026	/s/ David Fisher
Date	David Fisher
President

May 15, 2026	/s/ David Garrison
Date	David Garrison
Chief Financial Officer