Form 10-Q
period 2026-06-30
HARTE HANKS INC
filed 2026-08-14
CIK 45919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of July 31, 2026 was 7,454,240 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended June 30, 2026

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

In thousands, except shares and per share amounts	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents and restricted cash	$5,188	$5,587
Accounts receivable (less allowance for doubtful accounts of $169 and $22 at June 30, 2026 and December 31, 2025, respectively)	27,431	27,841
Unbilled accounts receivable and contract assets	7,971	7,049
Prepaid expenses	1,537	2,363
Prepaid income taxes and income tax receivable	1,431	1,431
Other current assets	1,798	2,046
Total current assets	45,356	46,317
Property, plant and equipment, net	6,866	8,386
Operating and Financing lease right-of-use assets	18,597	19,854
Other assets
Intangible assets, net	273	370
Goodwill	295	295
Deferred tax assets, net	15,982	16,040
Other long-term assets	690	564
Total other assets	17,240	17,269
Total assets	$88,059	$91,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,238	$13,096
Accrued expenses	6,561	5,915
Accrued payroll and related expenses	3,165	2,749
Short-term debt	3,000	—
Deferred revenue and customer advances	2,552	813
Customer postage and program deposits	693	868
Other current liabilities	1,659	3,180
Current portion of lease liabilities	4,003	3,543
Total current liabilities	34,871	30,164
Pension liabilities - Qualified plans	3,390	4,106
Pension liabilities - Nonqualified plan	16,525	16,995
Long-term lease liabilities, net of current portion	17,035	18,861
Other long-term liabilities	888	1,174
Total liabilities	72,709	71,300
Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized; 12,221,484 shares issued, 7,454,240 and 7,414,794 shares outstanding at June 30, 2026 and December 31, 2025, respectively	12,221	12,221
Additional paid-in capital	99,393	109,558
Retained earnings	808,181	813,812
Less treasury stock, 4,767,244 shares at cost at June 30, 2026 and 4,806,690 shares at cost at December 31, 2025	(889,526)	(900,085)
Accumulated other comprehensive loss	(14,919)	(14,980)
Total stockholders’ equity	15,350	20,526
Total liabilities and stockholders’ equity	$88,059	$91,826
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts	2026	2025	2026	2025
Revenue	$37,984	$38,631	$75,248	$80,192
Operating expenses
Labor	19,898	19,445	39,708	39,244
Production and distribution	12,482	12,400	23,821	26,457
Advertising, selling, general and administrative	8,785	5,538	14,426	11,382
Restructuring expenses	187	149	347	987
Depreciation and amortization expense	1,122	1,065	2,204	2,128
Total operating expenses	42,474	38,597	80,506	80,198
Operating (loss) income	(4,490)	34	(5,258)	(6)

Other expenses, net
Interest expense, net	90	61	159	114
Other expenses, net	303	386	464	900
Total other expenses, net	393	447	623	1,014
Loss before income taxes	(4,883)	(413)	(5,881)	(1,020)
Income tax provision (benefit)	120	(78)	(250)	(293)
Net loss	(5,003)	(335)	(5,631)	(727)

Loss per common share
Basic and diluted	$(0.67)	$(0.05)	$(0.76)	$(0.10)

Weighted average shares used to compute loss per share
Basic and diluted	7,431	7,382	7,423	7,371

Comprehensive loss, net of tax:
Net loss	$(5,003)	$(335)	$(5,631)	$(727)

Adjustment to pension liability, net	307	44	380	209
Foreign currency translation adjustment	(242)	73	(319)	109
Total other comprehensive income, net of tax	$65	$117	$61	$318

Comprehensive loss	$(4,938)	$(218)	$(5,570)	$(409)
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2025	$12,221	$109,558	$813,812	$(900,085)	$(14,980)	$20,526
Stock-based compensation	—	218	—	—	—	218
Vesting of RSUs	—	(1,560)	—	1,551	—	(9)
Net loss	—	—	(628)	—	—	(628)
Other comprehensive loss	—	—	—	—	(4)	(4)
Balance at March 31, 2026	$12,221	$108,216	$813,184	$(898,534)	$(14,984)	$20,103
Stock-based compensation	—	221	—	—	—	221
Vesting of RSUs	—	(9,044)	—	9,008	—	(36)
Net loss	—	—	(5,003)	—	—	(5,003)
Other comprehensive income	—	—	—	—	65	65
Balance at June 30, 2026	$12,221	$99,393	$808,181	$(889,526)	$(14,919)	$15,350

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	$12,221	$124,194	$814,623	$(915,752)	$(13,597)	$21,689
Stock-based compensation	—	(49)	—	—	—	(49)
Vesting of RSUs	—	(2,353)	—	2,325	—	(28)
Net loss	—	—	(392)	—	—	(392)
Other comprehensive income	—	—	—	—	201	201
Balance at March 31, 2025	$12,221	$121,792	$814,231	$(913,427)	$(13,396)	$21,421
Stock-based compensation	—	220	—	—	—	220
Vesting of RSUs	—	(11,006)	—	10,985	—	(21)
Recovery of short swing profits, net of tax	—	838	—	—	—	838
Net loss	—	—	(335)	—	—	(335)
Other comprehensive income	—	—	—	—	117	117
Balance at June 30, 2025	$12,221	$111,844	$813,896	$(902,442)	$(13,279)	$22,240

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In thousands	2026		2025
Cash Flows from Operating Activities
Net loss	$(5,631)		$(727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,204		2,128
Stock-based compensation	439		171
Net pension (payment) cost	(957)		(1,079)
Deferred income taxes	(58)		(51)
Changes in assets and liabilities:
Accounts receivable and contract assets	(512)		(769)
Prepaid expenses, income tax receivable and other current assets	1,007		(536)
Accounts payable and accrued expenses	757		(3,623)
Deferred revenue and customer advances	1,739		222
Customer postage and program deposits	(175)		(184)
Other accrued expenses and liabilities	(1,460)		(1,220)
Net cash used in operating activities	(2,647)		(5,668)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(306)		(328)
Net cash used in investing activities	(306)		(328)

Cash Flows from Financing Activities
Borrowings	3,000		—
Payment of finance leases	(82)		(79)
Recovery of short-swing profit from stockholders	—		838
Treasury stock activities	(45)		(49)
Net cash provided by financing activities	2,873		710

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(319)		109

Net decrease in cash and cash equivalents and restricted cash	(399)		(5,177)
Cash and cash equivalents and restricted cash at beginning of period	5,587		9,934
Cash and cash equivalents and restricted cash at end of period	$5,188	(1)	$4,757

Supplemental disclosures
Cash paid for interest	$123		$110
Cash received for interest	$(2)		$(28)
Cash paid for income taxes, net	$1,050		$1,186
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$625		$647

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$5,185		4,680
Restricted cash	3		$77
	$5,188		$4,757
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A - Overview and Significant Accounting Policies
Background
Harte Hanks, Inc. together with its wholly-owned subsidiaries (“Harte Hanks,” “Company,” “we,” “our,” or “us”) is a leading global customer experience company. With offices in North America, Asia-Pacific and Europe, Harte Hanks works with some of the world’s most respected brands.
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
In December 2025, the FASB issued ASU 2025-11 to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendment is effective for interim periods with annual reporting periods beginning after December 15, 2027, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Condensed Consolidated Financial Statements.
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

Disaggregation of Revenue
We disaggregate revenue by three key revenue streams which are aligned with our reportable segments. The nature of the services offered by each key revenue stream is different. The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2026 and 2025 by our three reportable segments:

	Three months ended June 30,		Six months ended June 30,
In thousands	2026	2025	2026	2025
Revenue Solutions	$7,521	$8,662	$15,437	$17,443
Customer Care	12,853	11,845	25,710	24,847
Fulfillment & Logistics Services	17,610	18,124	34,101	37,902
Total Revenues	$37,984	$38,631	$75,248	$80,192
During the three and six months ended June 30, 2026, the Company recognized revenue of $0.8 million and $1.0 million, respectively, and during the three and six months ended June 30, 2025, the Company recognized revenue of $1.6 million and $1.7 million, respectively, from performance obligations satisfied at a point in time. The remaining revenue recognized in both 2026 and 2025 was recognized in an over time pattern. Our contracts with customers may consist of multiple performance obligations. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. For most performance obligations, we determine SSP based on the price at which the performance obligation is sold separately. Although uncommon, if the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Further discussion of other performance obligations in each of our major revenue streams follows:
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
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude the performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of June 30, 2026, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.
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
The following table summarizes our contract balances as of June 30, 2026 and December 31, 2025:

In thousands	June 30, 2026	December 31, 2025
Unbilled accounts receivable	7,823	6,728
Contract assets	148	321
Deferred revenue and customer advances	2,552	813
Revenue recognized during the six months ended June 30, 2026 from amounts included in deferred revenue at the beginning of the period was approximately $0.8 million. Revenue recognized during the six months ended June 30, 2025 from amounts included in deferred revenue at the beginning of the period was approximately $1.0 million.

Costs to Obtain and Fulfill a Contract
We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represent the cost to obtain a contract. The remaining unamortized contract costs were $0.3 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively. They are included in other current assets and other assets on our balance sheet. For the periods presented, no impairment was recognized.
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
As of June 30, 2026, assets recorded under finance and operating leases were approximately $0.5 million and $18.1 million, respectively, and accumulated amortization associated with finance leases was $0.3 million. As of December 31, 2025, assets recorded under finance and operating leases were approximately $0.6 million and $19.2 million, respectively, and accumulated amortization associated with finance leases was $0.3 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
There was no impairment of leases during the three and six months ended June 30, 2026 and 2025.
The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of June 30, 2026			As of December 31, 2025
	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Right-of-use Assets	$18,078	$519	$18,597	$19,247	$607	$19,854

Liabilities
Current portion of lease liabilities	3,831	172	4,003	3,376	167	3,543
Long-term lease liabilities	16,646	389	17,035	18,400	461	18,861
Total Lease Liabilities	$20,477	$561	$21,038	$21,776	$628	$22,404
For the three and six months ended June 30, 2026 and 2025, the components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2026	2025	2026	2025
Operating lease cost	$1,167	$1,259	$2,340	$2,524

Finance lease cost:
Amortization of right-of-use assets	43	43	86	88
Interest on lease liabilities	11	14	23	29
Total Finance lease cost	54	57	109	117
Variable lease cost	321	369	651	776
Total lease cost, net	$1,542	$1,685	$3,100	$3,417

Other information related to leases was as follows:

In thousands	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,457	$2,645
Operating cash flows from finance leases	21	27
Financing cash flows from finance leases	82	79

Weighted Average Remaining Lease term in years
Operating leases	5.0	5.9
Finance leases	3.1	4.1

Weighted Average Discount Rate
Operating leases	5.93%	5.76%
Finance leases	7.75%	7.77%
The maturities of the Company’s finance and operating lease liabilities as of June 30, 2026 are as follows:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
Remainder of 2026	$2,411	$103
2027	4,714	206
2028	4,537	206
2029	4,579	114
2030	4,485	—
2031 and beyond	3,116	—
Total future minimum lease payments	23,842	629
Less: imputed interest	3,365	68
Total lease liabilities	$20,477	$561
Note E - Share Repurchase Program
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. As of December 31, 2025, the share repurchase program authorization availability was $4.1 million. In the three and six months ended June 30, 2026 and 2025, we did not repurchase any shares of common stock.
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

The Credit Facility provides for loans up to the lesser of (a) $25.0 million, and (b) the amount available under a “borrowing base” calculated primarily by reference to the Company's cash and cash equivalents and accounts receivable. The Credit Facility allows the Company to use up to $3.0 million of its borrowing capacity to issue letters of credit.
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The interest rate was 5.99% as of June 30, 2026. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2028. As of June 30, 2026 and December 31, 2025, we had letters of credit outstanding in the amount of $0.7 million. No amounts were drawn against these letters of credit at June 30, 2026. These letters of credit exist to support insurance programs relating to worker’s compensation and general liability as well as lease obligations. Unused commitment balances accrue fees at a rate of 0.25%.
As of June 30, 2026 and December 31, 2025, we had $3.0 million and no borrowings outstanding under the Credit Facility, respectively. We had the ability to borrow $21.3 million and $24.3 million on June 30, 2026 and December 31, 2025, respectively, under the Credit Facility.
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
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Loss. We recognized $0.2 million and $0.2 million of stock-based compensation expense during the three months ended June 30, 2026 and 2025, respectively. We recognized $0.4 million and $0.2 million of stock-based compensation expense during the six months ended June 30, 2026 and 2025, respectively.
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
At the end of 2020, the Board of Directors of the Company approved the division of the Qualified Pension Plan into two distinct plans, “Qualified Pension Plan I” and “Qualified Pension Plan II.” The assets and liabilities of the Qualified Pension Plan that were attributable to certain participants in Qualified Pension Plan II were spun off and transferred into Qualified Pension Plan II effective as of the end of December 31, 2021, in accordance with Internal Revenue Code section 414(I) and ERISA Section 4044. In 2024, Qualified Pension Plan I was terminated with the transfer of our obligations under this pension plan to a third-party provider.
The overfunded or underfunded status of our defined benefit post-retirement plans is recorded as an asset or liability on our condensed consolidated balance sheets. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation. Periodic changes in the funded status are recognized through other comprehensive income in the Condensed Consolidated Statements of Comprehensive Loss. We currently measure the funded status of our defined benefit plans as of December 31, the date of our year-end Consolidated Balance Sheets.

Net pension cost for both plans included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Interest cost	$681	$776	$1,420	$1,478
Expected return on plan assets	(490)	(604)	(1,027)	(1,074)
Recognized actuarial loss	129	61	228	198
Net periodic benefit cost	$320	$233	$621	$602
Based on current estimates, we will be required to make a $1.7 million contribution to the Qualified Pension Plan in 2026. We made $0.6 million of such $1.7 million aggregate contribution in the six months ended June 30, 2026.
We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2026 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $0.9 million in both the six months ended June 30, 2026 and 2025.
Note I - Income Taxes
The income tax expense was $0.1 million and income tax benefit was $0.1 million for the three months ended June 30, 2026 and 2025, respectively. The provision for income taxes resulted in a negative effective tax rate of 2.5% for the three months ended June 30, 2026 and a positive 18.9% for the three months ended June 30, 2025. The effective income tax rate for the three months ended June 30, 2026 and 2025 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
The income tax benefit was $0.3 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. The provision for income taxes resulted in a positive effective tax rate of 4.3% for the six months ended June 30, 2026 and a positive 28.7% for the six months ended June 30, 2025. The effective income tax rate for the six months ended June 30, 2026 and 2025 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
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
We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Loss. We did not have a significant amount of interest or penalties accrued at June 30, 2026 or December 31, 2025.
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
Reconciliations of basic and diluted EPS were as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts	2026	2025	2026	2025
Numerator:
Net loss	$(5,003)	$(335)	$(5,631)	$(727)

Denominator:
Basic and diluted EPS denominator: weighted-average common shares outstanding	7,431	7,382	7,423	7,371

Basic and diluted loss per Common Share	$(0.67)	$(0.05)	$(0.76)	$(0.10)

For the three months ended June 30, 2026 and 2025, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 166,602 and 186,734 shares of anti-dilutive market price options; 137,931 and 79,178 of anti-dilutive unvested restricted shares.
For the six months ended June 30, 2026 and 2025, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 166,602 and 223,675 shares of anti-dilutive market price options; 148,445 and 33,496 of anti-dilutive unvested restricted shares.
Note K — Comprehensive Income (Loss)
Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.
Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2025	$(11,197)	$(3,783)	$(14,980)
Other comprehensive loss, net of tax, before reclassifications	—	(319)	(319)
Amounts reclassified from accumulated other comprehensive loss, net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	380	—	380
Net current period other comprehensive income (loss), net of tax	380	(319)	61
Balance at June 30, 2026	$(10,817)	$(4,102)	$(14,919)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2024	$(10,183)	$(3,414)	$(13,597)
Other comprehensive income, net of tax, before reclassifications	—	109	109
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	209	—	209
Net current period other comprehensive income, net of tax	209	109	318
Balance at June 30, 2025	$(9,974)	$(3,305)	$(13,279)
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
Note M — Restructuring Activities
During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. The program named "Project Elevate" involved the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. Reorganization cost reductions from Project Elevate during 2024 through 2026 are estimated to be $16.0 million. We incurred total restructuring charges of $10.2 million through June 30, 2026.
For the three months ended June 30, 2026 and 2025, we recorded restructuring charges of $0.2 million and $0.1 million, respectively. For six months ended June 30, 2026 and 2025, we recorded restructuring charges of $0.3 million and $1.0 million, respectively.
The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statement of Comprehensive Loss.

	Three months ended June 30,		Six months ended June 30,
In thousands	2026	2025	2026	2025
Consulting and employee expense	$45	$45	$113	$93
Severance	142	99	234	790
Facility and other expenses	—	5	—	104
Total	$187	$149	$347	$987
The following table summarizes the changes in liabilities related to restructuring activities, these liabilities are included in the Accrued expenses line in our Condensed Consolidated Balance Sheet:

	Six months ended June 30, 2026
In thousands	Consulting and Employee Expense	Severance	Total
Beginning balance:	$—	$328	$328
Additions	113	234	347
Payments and adjustment	(113)	(355)	(468)
Ending balance:	$—	$207	$207
Note N — Segment Reporting
Harte Hanks is a leading global customer experience company. Based on the types of products and services we provide, we have organized our operations into three reportable segments: Revenue Solutions, formerly known as Marketing Services, Customer Care, and Fulfillment and Logistics.
There are three principal financial measures reported to our President (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue, operating income and operating income plus depreciation and amortization (“EBITDA”), which is a non-GAAP measure. Operating income for segment reporting, disclosed below, is revenues less operating costs and allocated corporate expenses. Segment operating expenses are generally directly attributed to our segments and include allocations of certain centrally incurred costs such as employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration. These costs are allocated based on actual usage or other appropriate methods. Unallocated corporate expenses are corporate overhead expenses not attributable to the operating groups. Interest income and expenses are not allocated to the segments. The Company does not allocate assets to our reportable segments for internal reporting purposes, nor does our President evaluate operating segments using discrete asset information. The accounting policies of the segments are consistent with those described in Note A, Overview and Significant Accounting Policies.
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
The following table presents financial information by segment for the three months ended June 30, 2026:

In thousands	Revenue Solutions	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$7,521	$12,853	$17,610	$—	$—	$37,984
Segment labor expense	4,127	9,321	3,965	—	2,485	19,898
Other segment operating expense	1,723	1,966	11,934	—	5,644	21,267
Restructuring expense	—	—	—	187	—	187
Contribution margin (loss)	$1,671	$1,566	$1,711	$(187)	$(8,129)	$(3,368)
Overhead allocation	672	741	741	—	(2,154)	—
EBITDA	$999	$825	$970	$(187)	$(5,975)	$(3,368)
Depreciation and amortization	144	186	520	—	272	1,122
Operating income (loss)	$855	$639	$450	$(187)	$(6,247)	$(4,490)

The following table presents financial information by segment for the three months ended June 30, 2025:

In thousands	Revenue Solutions	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$8,662	$11,845	$18,124	$—	$—	$38,631
Segment labor expense	4,459	7,511	4,732	—	2,743	19,445
Other segment operating expense	2,189	1,992	11,224	—	2,533	17,938
Restructuring expense	—	—	—	149	—	149
Contribution margin (loss)	$2,014	$2,342	$2,168	$(149)	$(5,276)	$1,099
Overhead allocation	652	737	739	—	(2,128)	—
EBITDA	$1,362	$1,605	$1,429	$(149)	$(3,148)	$1,099
Depreciation and amortization	218	50	519	—	278	1,065
Operating income (loss)	$1,144	$1,555	$910	$(149)	$(3,426)	$34

The following table presents financial information by segment for the six months ended June 30, 2026:

In thousands	Revenue Solutions	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$15,437	$25,710	$34,101	$—	$—	$75,248
Segment labor expense	8,581	18,332	7,931	—	4,864	39,708
Other segment operating expense	3,531	4,152	22,458	—	8,106	38,247
Restructuring expense	—	—	—	347	—	347
Contribution margin (loss)	$3,325	$3,226	$3,712	$(347)	$(12,970)	$(3,054)
Overhead allocation	1,347	1,512	1,541	—	(4,400)	—
EBITDA	$1,978	$1,714	$2,171	$(347)	$(8,570)	$(3,054)
Depreciation and amortization	304	318	1,036	—	546	2,204
Operating income (loss)	$1,674	$1,396	$1,135	$(347)	$(9,116)	$(5,258)

The following table presents financial information by segment for the six months ended June 30, 2025:

In thousands	Revenue Solutions	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$17,443	$24,847	$37,902	$—	$—	$80,192
Segment labor expense	8,946	15,527	9,294	—	5,477	39,244
Other segment operating expense	4,700	4,092	23,868	—	5,179	37,839
Restructuring expense	—	—	—	987	—	987
Contribution margin (loss)	$3,797	$5,228	$4,740	$(987)	$(10,656)	$2,122
Overhead allocation	1,363	1,563	1,621	—	(4,547)	—
EBITDA	$2,434	$3,665	$3,119	$(987)	$(6,109)	$2,122
Depreciation and amortization	435	101	1,020	—	572	2,128
Operating income (loss)	$1,999	$3,564	$2,099	$(987)	$(6,681)	$(6)
Note O - Subsequent Event
On August 14th, 2026, the company entered into a merger agreement with Star Equity under which, subject to the conditions set forth in the merger agreement, Star Equity Holdings, Inc. (Nasdaq: STRR, STRRP) agreed to purchase all of the outstanding shares of Harte Hanks in a stock and cash transaction. Under the terms of the merger agreement, at the effective time of the acquisition, each share of Harte Hanks common stock will be converted into the right to receive either (i) cash in an amount equal to $5.00 per share or (ii) the equivalent shares of preferred stock of Star Equity. Stockholders of Harte Hanks will have the right to elect whether to receive cash or preferred stock in the transaction, subject to a cap of 50% on the aggregate cash consideration.
The parties estimated the total consideration expected to be issued and paid to Harte Hanks stockholders in the acquisition to consist of approximately 1.92 million shares of Star Equity preferred stock and approximately $19.2 million to be paid in cash. Star Equity intends to finance the acquisition through a combination of cash on hand, issuance of preferred stock and debt financing. Star Equity intends to finance the cash component of the acquisition partly by drawing up to $15 million on the company’s existing revolving credit facility, with the balance of the cash consideration being funded from Star Equity’s cash on hand.
The merger agreement has been approved by both companies' Board of Directors. The closing of the transaction is subject to adoption of the merger agreement by our stockholders and certain other conditions specified in the merger agreement. The closing of the transaction is expected to occur in the fourth quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the federal securities laws. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements will also be included from time to time in our other public filings, press releases, our website, and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “seeks,” “could,” “intends,” or words of similar meaning. Examples include statements regarding (1) our strategies and initiatives, including actions designed to respond to market conditions and improve our performance, (2) our financial outlook for revenues, earnings (loss) per share, operating income (loss), expense related to equity-based compensation, capital resources and other financial items, if any, (3) expectations for our businesses and for the industries in which we operate, including the impact of economic conditions of the markets we serve on the marketing expenditures and activities of our clients and prospects, (4) competitive factors, (5) acquisition and development plans, (6) expectations regarding legal proceedings and other contingent liabilities, (7) the outcome of our pending merger with Star Equity Holdings Inc., and (8) other statements regarding future events, conditions, or outcomes.
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
Overview
The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, Inc. including any material changes in the Company’s financial condition and results of operations since December 31, 2025, and as compared with the three and six months ended June 30, 2026. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2025 10-K. Our 2025 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.
Harte Hanks, Inc. is a leading global customer experience company operating in three reportable segments: Revenue Solutions formerly referred to as Marketing Services, Customer Care, and Fulfillment & Logistics Services. Our mission is to partner with clients to provide them with robust customer-experience, or CX, strategy, data-driven analytics and actionable insights combined with seamless program execution to better understand, attract, and engage their customers. Our services include strategic planning, data strategy, performance analytics, creative development and execution; technology enablement; marketing automation; B2B and B2C e-commerce; cross-channel customer care; and product, print, and mail fulfillment.
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
Recent Development
On August 14th, 2026, the company entered into a merger agreement with Star Equity under which, subject to the conditions set forth in the merger agreement, Star Equity agreed to purchase all of the outstanding shares of Harte Hanks in a stock and cash transaction. The transaction is expected to close in the fourth quarter of 2026. See footnote O for further information about the pending acquisition.
Results of Operations
Operating results were as follows:

	Three months ended June 30,			Six months ended June 30,
In thousands, except per share amounts	2026	% Change	2025	2026	% Change	2025
Revenue	$37,984	-1.7%	$38,631	$75,248	-6.2%	$80,192
Operating expenses	42,474	10.0%	38,597	80,506	0.4%	80,198
Operating (loss) income	$(4,490)		$34	$(5,258)		$(6)
Operating margin	(11.8%)		0.1%	(7.0%)		—%
Other expenses, net	393		447	623		1,014
Income tax provision (benefit)	120		(78)	(250)		(293)
Net loss	$(5,003)		$(335)	$(5,631)		$(727)
Basic and diluted EPS	$(0.67)		$(0.05)	$(0.76)		$(0.10)
Consolidated Results
Three months ended June 30, 2026 vs. Three months ended June 30, 2025
Revenues
Revenue decreased $0.6 million, or 1.7%, to $38.0 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Revenue in our Revenue Solutions segment decreased $1.1 million, or 13.2%, to $7.5 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and Revenue in our Fulfillment & Logistics Services segment decreased $0.5 million, or 2.8%, to $17.6 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Revenue in our Customer Care segment increased $1.0 million, or 8.5%, to $12.9 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Operating Expenses
Operating expenses were $42.5 million in the three months ended June 30, 2026, an increase of $3.9 million, or 10.0%, compared to $38.6 million in the three months ended June 30, 2025.
Labor expenses increased $0.5 million, or 2.3%, to $19.9 million in the three months ended June 30, 2026, due to higher health benefit cost as compared to the three months ended June 30, 2025. The increase was partially offset by reduction in salary and wages as operations were optimized to account for lower revenue.
Production and Distribution expenses increased $0.1 million, or 0.7%, in the three months ended June 30, 2026, compared to the three months ended June 30 2025, primarily due to higher broker shipping costs from higher broker revenue.

Advertising, Selling, General and Administrative expenses increased $3.2 million, or 58.6%, in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to higher professional service and legal expenses. See footnote O for further information about the pending acquisition.
Restructuring expense was $0.2 million in the three months ended June 30, 2026, as compared to $0.1 million in three months ended June 30, 2025 due to higher severance expense.
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
Other expenses, net
Other expenses, net, for the three months ended June 30, 2026 were $0.4 million which was consistent with the three months ended June 30, 2025.
Income Taxes
The income tax expense of $0.1 million for the three months ended June 30, 2026 represents an increase of income tax expense of $0.2 million when compared to the three months ended June 30, 2025. Our effective tax rate was a negative 2.5% for the three months ended June 30, 2026, a decrease of 21.3% from the effective tax rate of a positive 18.9% for the three months ended June 30, 2025, The effective income tax rates differ from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Revenues
Revenue decreased $4.9 million, or 6.2%, to $75.2 million, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025 due to decreased revenue in the Fulfillment & Logistics Services and Revenue Solutions segments, which was partially offset by the increase in Customer Care segment. The reduction in revenues in the six month period relates to the conclusion of programs, and the ordinary turnover of customers at a higher rate than initiation of new programs and revenues from new customers.
Operating Expenses
Operating expenses were $80.5 million in the six months ended June 30, 2026, a decrease of $0.3 million, or 0.4%, compared to $80.2 million in the six months ended June 30, 2025.
Labor expense increased $0.5 million, or 1.2%, to $39.7 million in the six months ended June 30, 2026, primarily due to higher health benefit costs which was partially offset by reduction in salary and wages as operations were optimized to account for lower revenue.
Production and Distribution expenses decreased $2.6 million, or 10.0%, in the six months ended June 30, 2026, primarily due to lower transportation costs associated with lower logistics services revenue as compared to the prior year.
Advertising, Selling, General and Administrative expenses increased $3.0 million, or 26.7%, in the six months ended June 30, 2026, primarily due to higher professional service and legal expenses. See footnote O for further information about the pending acquisition.
Restructuring expense was $0.3 million in the six months ended June 30, 2026, as compared to $1.0 million in the six months ended June 20, 2025 due to lower severance expense.
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
Other expenses, net
Other expenses, net, for the six months ended June 30, 2026 were $0.6 million compared to $1.0 million, in the prior year period. The decrease was mainly associated with changes in foreign currency gain and loss account.
Income Taxes
The income tax benefit of $0.3 million in the six months ended June 30, 2026 is comparable to the income tax benefit of $0.3 million in the same period of 2025. Our effective tax rate was a positive 4.3% for the six months ended June 30, 2026, a decrease of 24.5% from the effective tax rate of a positive 28.7% for the same period of 2025. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the U.S. state income taxes and income earned in foreign jurisdictions.
Segment Results
The following is a discussion and analysis of the results of our reportable segments for the three and six months ended June 30, 2026 and 2025. There are three principal financial measures reported to our President (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue and operating income and operating income plus depreciation and amortization (“EBITDA”). For additional information, see Note N, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.
Revenue Solutions:

	Three months ended June 30,			Six months ended June 30,
In thousands	2026	% Change	2025	2026	% Change	2025
Revenue	$7,521	(13.2)%	$8,662	15,437	(11.5)%	$17,443
EBITDA	999	(26.7)%	1,362	1,978	(18.7)%	2,434
Operating income	855	(25.3)%	1,144	1,674	(16.3)%	1,999
Three months ended June 30, 2026 vs. Three months ended June 30, 2025
Revenue Solutions segment revenue decreased $1.1 million, or 13.2%, due to customer turnover and the decline of client spending in excess of new business. Operating income for the three months ended June 30, 2026 decreased $0.3 million, or 25.3% from the prior year quarter due to the reduced revenue.
Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Revenue Solutions segment revenue decreased $2.0 million, or 11.5%, due to customer turnover and the additional client spending reductions. This segment is our most economically sensitive segment with regard to changes in our clients' marketing strategy. Operating income for the six months ended June 30, 2026 decreased $0.3 million , or 16.3% from the prior year quarter primarily due to the reduced revenue.
Customer Care:

	Three months ended June 30,			Six months ended June 30,
In thousands	2026	% Change	2025	2026	% Change	2025
Revenue	$12,853	8.5%	$11,845	$25,710	3.5%	$24,847
EBITDA	825	(48.6)%	1,605	1,714	(53.2)%	3,665
Operating income	639	(58.9)%	1,555	1,396	(60.8)%	3,564

Three months ended June 30, 2026 vs. Three months ended June 30, 2025

Customer Care segment revenue increased $1.0 million, or 8.5%, primarily driven by the revenue from our new customers. Operating income was $0.6 million for the three months ended June 30, 2026, compared to operating income of $1.6 million for the three months ended June 30, 2025. The $0.9 million decrease in operating income was due to higher labor expenses derived from increased headcount for new business as compared to the prior year quarter.
Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Customer Care segment revenue increased $0.9 million, or 3.5%, primarily driven by the revenue from our new customers. Operating income was $1.4 million for the six months ended June 30, 2026, compared to operating Income of $3.6 million for the six months ended June 30, 2025 The decrease of $2.2 million in operating income was due to higher labor expense derived from increased headcount for new business as compared to the prior year period.
Fulfillment & Logistics Services:

	Three months ended June 30,			Six months ended June 30,
In thousands	2026	% Change	2025	2026	% Change	2025
Revenue	$17,610	(2.8)%	$18,124	$34,101	(10.0)%	$37,902
EBITDA	970	(32.1)%	1,429	2,171	(30.4)%	3,119
Operating income	450	(50.5)%	910	1,135	(45.9)%	2,099
Three months ended June 30, 2026 vs. Three months ended June 30, 2025
Fulfillment & Logistics Services segment revenue decreased $0.5 million, or 2.8%, primarily due to the lower volume from the existing customers not being offset by growth in new programs and customers. Operating income decreased by $0.5 million primarily due to lower revenue.
Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Fulfillment & Logistics Services segment revenue decreased by $3.8 million, or 10.0%, due to lost customers and the lower volume from existing customers. Operating income decreased by $1.0 million, or 84.9% due to the lower revenue.
Liquidity and Capital Resources
Sources and Uses of Cash
Our cash and cash equivalent balances were $5.2 million and $5.6 million at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, we had the ability to borrow $21.3 million under our Credit Facility in addition to the existing letters of credit.
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
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 was $2.6 million, compared to net cash used in operating activities of $5.7 million for the six months ended June 30, 2025. The $3.0 million year-over-year increase in cash used in operating activities was primarily due to $7.5 million change in other assets and current liabilities, which was partially offset by additional $4.9 million net loss in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Investing Activities
Net cash used in investing activities was $0.3 million for the six months ended June 30, 2026, which was comparable to the cash used in investing activities during the same period in 2025.
Financing Activities
Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2026, as compared to $0.7 million of net cash provided by financing activities during the six months ended June 30, 2025. The $2.2 million increase in cash provided by financing activities was primarily related to the $3.0 million we borrowed under our Credit Facility during the six months ended June 30, 2026 as compared to $0.8 million of cash we received for the recovery of short-swing profit from one shareholder in the six months ended June 30, 2025.
Foreign Holdings of Cash
Consolidated foreign holdings of cash as of June 30, 2026 and December 31, 2025 were $1.7 million and $2.2 million, respectively.
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
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The latest rate was 5.99% as of June 30, 2026. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2028.
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
As of June 30, 2026 and December 31, 2025, we had $3.0 million and no borrowings outstanding under the Credit Facility, respectively. At each of June 30, 2026 and December 31, 2025, we had letters of credit outstanding in the amount of $0.7 million and $0.7 million, respectively. No amounts were drawn against these letters of credit at June 30, 2026 and December 31, 2025. These letters of credit exist to support insurance programs relating to workers’ compensation and general liability as well as lease obligations. We had no other off-balance sheet financing activities at June 30, 2026 and December 31, 2025.

As of June 30, 2026, we had the ability to borrow $21.3 million under our Credit Facility in addition to the existing letters of credit.
Dividends
We did not pay any dividends in the three and six months ended June 30, 2026 and 2025. Any future dividend declaration can be made only upon, and subject to, approval of our Board of Directors, and will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
Share Repurchase
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. As of June 30, 2026, the share repurchase program authorization availability was $4.1 million. We did not repurchase any of the Company's Common Stock during the three and six months ended June 30, 2026 and 2025.
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

Our management, including our President and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1a. Risk Factors
In addition to the other information set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.
Risks Related to the Proposed Acquisition with Star Equity
The transactions contemplated by the merger agreement are subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis or at all. Failure to complete the transactions contemplated by the merger agreement, including the merger, could have material and adverse effects on us.
Completion of the merger is subject to a number of conditions, including, among other things, (i) the adoption of the merger agreement by the holders of our common stock, (ii) the absence of any law or order prohibiting the consummation of the merger, and (iii) the effectiveness of the registration statement on Form S-4 pursuant to which the shares of Star Equity’s preferred stock issuable in the merger are registered with the SEC. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely matter and therefore make the completion and timing of the completion of the merger uncertain.
If the transactions contemplated by the Merger Agreement are not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including the following: we may be required to pay our costs relating to the merger, such as legal, accounting, and financial advisory fees, whether or not the merger is completed; time and resources committed by our management to matters relating to the merger could otherwise have been devoted to pursuing other beneficial opportunities; the market price of our common stock could be impacted to the extent that the current market price reflects a market assumption that the merger will be completed; and if the merger agreement is terminated and our Board of Directors seeks another business combination, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction as attractive to us as the transaction with Star Equity.
In addition, the merger agreement contains certain termination rights for both Star Equity and us, which if exercised, will also result in the transactions contemplated by the merger agreement not being consummated. If the merger agreement is terminated under certain circumstances, we could be required to pay Star Equity a termination fee.

We will be subject to business uncertainties while the merger is pending, which could adversely affect our business.
It is possible that certain persons with whom we have a business relationship may delay certain business decisions relating to us in connection with the pendency of the merger or they might decide to seek to terminate, change or renegotiate their relationships with us as a result of the merger, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the merger is completed. Also, our ability to attract, retain and motivate employees may be impaired while the merger is pending as current and prospective employees may experience uncertainty about their roles within the combined company following the merger.
In addition, under the terms of the merger agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to modify or enter into certain contracts, acquire or dispose of assets, hire or terminate certain employees or take other specified actions regarding employees and compensation, or incur certain indebtedness, incur encumbrances, make capital expenditures, issue shares or settle claims. Such limitations could negatively affect our business and operations prior to the completion of the merger.
Even if the merger is completed, the integration of Harte Hanks by Star Equity may not be as successful as anticipated.
The success of the merger will depend, in part, on Star Equity’s ability to realize the anticipated benefits and cost savings from combining our and Star Equity’s businesses, and there can be no assurance that the combined company will be able to successfully realize the expected benefits of the merger, which in turn could impact the value of preferred stock of Star Equity that is issued as merger consideration.
We expect to incur significant transaction fees and costs in connection with the merger.
We have incurred and expect to continue to incur a number of non-recurring costs associated with negotiating and completing the merger. These fees and costs have been, and will continue to be substantial and, in many cases, will be borne by us whether or not the transaction is completed. A substantial majority of our non-recurring expenses will consist of transaction costs related to the merger and include, among others, fees paid to financial, legal, accounting and other advisors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the quarter ended June 30, 2026.
The following table provides information with respect to purchases by the Company of shares of our Common Stock during the quarter ended June 30, 2026:

Period	Total Number of Shares (or units) Purchased	Average Price per Share (or unit)	Total number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate dollar value of shares that may yet be purchased under the program(1)
				in thousands
April 1, 2026 to April 30, 2026	—	$—	—	$4,131
May 1, 2026 to May 31, 2026	—	$—	—	4,131
June 1, 2026 to June 30, 2026	—	$—	—	4,131
	—		—	$4,131
(1)On May 2, 2023, the Board of Directors of the Company approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. No repurchases were made during the quarter ended June 30, 2026. After giving effect to the repurchases made under the plan through June 30, 2026, the Company has remaining authority of $4.1 million to repurchase shares under the program.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
*10.1	Form of Indemnification Agreement for Directors and Officers.
*10.2	Agreement and plan of merger between Star Holdings Equity and Harte Hanks, Inc. dated August 14, 2026.
*10.3	Amendment to employment agreement between the Company and David Fisher dated August 14, 2026.
*10.4	Amendment to employment agreement between the Company and David Garrison dated August 14, 2026.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
__________________________________
*Filed or furnished herewith, as applicable.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE HANKS, INC.

August 14, 2026	/s/ David Fisher
Date	David Fisher
President

August 14, 2026	/s/ David Garrison
Date	David Garrison
Chief Financial Officer