Form 10-Q
period 2026-09-30
HARTE HANKS INC
filed 2026-11-13
CIK 45919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of October 31, 2026 was 7,454,240 shares.

HARTE HANKS, INC. AND SUBSIDIARIES

FORM 10-Q REPORT
For the Quarterly Period Ended September 30, 2026

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

In thousands, except shares and per share amounts	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents and restricted cash	$2,371	$5,587
Accounts receivable (less allowance for doubtful accounts of $55 and $22 at September 30, 2026 and December 31, 2025, respectively)	30,558	27,841
Unbilled accounts receivable and contract assets	9,022	7,049
Prepaid expenses	1,810	2,363
Prepaid income taxes and income tax receivable	1,432	1,431
Other current assets	1,844	2,046
Total current assets	47,037	46,317
Property, plant and equipment, net	6,271	8,386
Operating and Financing lease right-of-use assets	17,676	19,854
Other assets
Intangible assets, net	225	370
Goodwill	295	295
Deferred tax assets, net	15,953	16,040
Other long-term assets	692	564
Total other assets	17,165	17,269
Total assets	$88,149	$91,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,032	$13,096
Accrued expenses	6,267	5,915
Accrued payroll and related expenses	3,424	2,749
Short-term debt	6,303	—
Deferred revenue and customer advances	2,678	813
Customer postage and program deposits	521	868
Other current liabilities	994	3,180
Current portion of lease liabilities	3,964	3,543
Total current liabilities	38,183	30,164
Pension liabilities - Qualified plans	2,575	4,106
Pension liabilities - Nonqualified plan	16,290	16,995
Long-term lease liabilities, net of current portion	16,076	18,861
Other long-term liabilities	901	1,174
Total liabilities	74,025	71,300
Stockholders’ equity
Common stock, $1 par value, 25,000,000 shares authorized; 12,221,484 shares issued, 7,454,240 and 7,414,794 shares outstanding at September 30, 2026 and December 31, 2025, respectively	12,221	12,221
Additional paid-in capital	99,616	109,558
Retained earnings	806,672	813,812
Less treasury stock, 4,767,244 shares at cost at September 30, 2026 and 4,806,690 shares at cost at December 31, 2025	(889,526)	(900,085)
Accumulated other comprehensive loss	(14,859)	(14,980)
Total stockholders’ equity	14,124	20,526
Total liabilities and stockholders’ equity	$88,149	$91,826
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2026	2025	2026	2025
Revenue	$39,473	$39,520	$114,721	$119,712
Operating expenses
Labor	20,325	20,382	60,033	59,626
Production and distribution	12,427	11,724	36,248	38,181
Advertising, selling, general and administrative	7,575	5,149	22,001	16,531
Restructuring expenses	—	538	347	1,525
Depreciation and amortization expense	928	1,218	3,132	3,346
Total operating expenses	41,255	39,011	121,761	119,209
Operating (loss) income	(1,782)	509	(7,040)	503

Other expenses, net
Interest expense, net	130	84	289	198
Other expenses, net	100	106	564	1,006
Total other expenses, net	230	190	853	1,204
Income (loss) before income taxes	(2,012)	319	(7,893)	(701)
Income tax (benefit) provision	(503)	2,605	(753)	2,312
Net loss	(1,509)	(2,286)	(7,140)	(3,013)

Loss per common share
Basic and diluted	$(0.20)	$(0.31)	$(0.96)	$(0.41)

Weighted average shares used to compute loss per share
Basic and diluted	7,454	7,415	7,434	7,386

Comprehensive loss, net of tax:
Net loss	$(1,509)	$(2,286)	$(7,140)	$(3,013)

Adjustment to pension liability, net	85	73	465	282
Foreign currency translation adjustment	(25)	(281)	(344)	(172)
Total other comprehensive income, (loss), net of tax	$60	$(208)	$121	$110

Comprehensive loss	$(1,449)	$(2,494)	$(7,019)	$(2,903)
See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2025	$12,221	$109,558	$813,812	$(900,085)	$(14,980)	$20,526
Stock-based compensation	—	218	—	—	—	218
Vesting of RSUs	—	(1,560)	—	1,551	—	(9)
Net loss	—	—	(628)	—	—	(628)
Other comprehensive loss	—	—	—	—	(4)	(4)
Balance at March 31, 2026	$12,221	$108,216	$813,184	$(898,534)	$(14,984)	$20,103
Stock-based compensation	—	221	—	—	—	221
Vesting of RSUs	—	(9,044)	—	9,008	—	(36)
Net loss	—	—	(5,003)	—	—	(5,003)
Other comprehensive income	—	—	—	—	65	65
Balance at June 30, 2026	$12,221	$99,393	$808,181	$(889,526)	$(14,919)	$15,350
Stock-based compensation	—	223	—	—	—	223
Net loss	—	—	(1,509)	—	—	(1,509)
Other comprehensive income	—	—	—	—	60	60
Balance at September 30, 2026	$12,221	$99,616	$806,672	$(889,526)	$(14,859)	$14,124

In thousands	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	$12,221	$124,194	$814,623	$(915,752)	$(13,597)	$21,689
Stock-based compensation	—	(49)	—	—	—	(49)
Vesting of RSUs	—	(2,353)	—	2,325	—	(28)
Net loss	—	—	(392)	—	—	(392)
Other comprehensive income	—	—	—	—	201	201
Balance at March 31, 2025	$12,221	$121,792	$814,231	$(913,427)	$(13,396)	$21,421
Stock-based compensation	—	220	—	—	—	220
Vesting of RSUs	—	(11,006)	—	10,985	—	(21)
Recovery of short swing profits, net of tax	—	838	—	—	—	838
Net loss	—	—	(335)	—	—	(335)
Other comprehensive income	—	—	—	—	117	117
Balance at June 30, 2025	$12,221	$111,844	$813,896	$(902,442)	$(13,279)	$22,240
Stock-based compensation	—	150	—	—	—	150
Vesting of RSUs	—	(2,373)	—	2,357	—	(16)
Net loss	—	—	(2,286)	—	—	(2,286)
Other comprehensive loss	—	—	—	—	(208)	(208)
Balance at September 30, 2025	$12,221	$109,621	$811,610	$(900,085)	$(13,487)	$19,880

See Accompanying Notes to Condensed Consolidated Financial Statements

Harte Hanks, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In thousands	2026	2025
Cash Flows from Operating Activities
Net loss	$(7,140)	$(3,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,132	3,346
Stock-based compensation	662	321
Net pension payment	(1,894)	(1,847)
Deferred income taxes	(87)	(76)
Changes in assets and liabilities:
Accounts receivable and contract assets	(4,690)	2,371
Prepaid expenses, income tax receivable and other current assets	713	(551)
Accounts payable and accrued expenses	970	(4,120)
Deferred revenue and customer advances	1,865	869
Customer postage and program deposits	(347)	(852)
Other accrued expenses and liabilities	(1,932)	1,080
Net cash used in operating activities	(8,748)	(2,472)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(258)	(1,334)
Net cash used in investing activities	(258)	(1,334)

Cash Flows from Financing Activities
Borrowings under revolving line of credit, net	6,303	—
Debt financing costs	—	(100)
Payment of finance leases	(124)	(118)
Recovery of short-swing profit from stockholders	—	838
Treasury stock activities	(45)	(65)
Net cash provided by financing activities	6,134	555

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(344)	(173)

Net decrease in cash and cash equivalents and restricted cash	(3,216)	(3,424)
Cash and cash equivalents and restricted cash at beginning of period	5,587	9,934
Cash and cash equivalents and restricted cash at end of period (1)	$2,371	$6,510

Supplemental disclosures
Cash paid for interest	$256	$190
Cash received for interest	$(20)	$(53)
Cash paid for income taxes, net	$1,259	$1,496
Non-cash investing and financing activities
Purchases of property, plant and equipment included in accounts payable	$335	$583

(1) This amount is comprised of the below balances:
Cash and cash equivalents	$2,368	6,428
Restricted cash	3	$82
	$2,371	$6,510
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
Liquidity
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company evaluated whether any conditions or events, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are available to be issued. The Company has experienced recurring losses and negative cash flows from operations in recent reporting periods. The current year losses are more recently amplified by non-recurring transaction expenses from the previously disclosed acquisition activities. Management performed an evaluation and determined that cash flows from operations and, as needed, availability on the credit facility will support operations for a period one year after the financial statements are available to be issued.
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
We are not aware of other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the condensed consolidated financial statements.

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
Disaggregation of Revenue
We disaggregate revenue by three key revenue streams which are aligned with our reportable segments. The nature of the services offered by each key revenue stream is different. The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2026 and 2025 by our three reportable segments:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2026	2025	2026	2025
Revenue Solutions	$8,715	$8,826	$24,152	$26,269
Customer Care	12,140	11,553	37,850	36,400
Fulfillment & Logistics Services	18,618	19,141	52,719	57,043
Total Revenues	$39,473	$39,520	$114,721	$119,712
During the three and nine months ended September 30, 2026, the Company recognized revenue of $1.9 million and $3.5 million, respectively, and during the three and nine months ended September 30, 2025, the Company recognized revenue of $1.1 million and $2.8 million, respectively, from performance obligations satisfied at a point in time. The remaining revenue recognized in both 2026 and 2025 was recognized in an over time pattern. Our contracts with customers may consist of multiple performance obligations. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. For most performance obligations, we determine SSP based on the price at which the performance obligation is sold separately. Although uncommon, if the SSP is not observable through past transactions, we estimate the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Further discussion of other performance obligations in each of our major revenue streams follows:
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
Transaction Price Allocated to Future Performance Obligations
We have elected to apply certain optional exemptions that limit the disclosure requirements over remaining performance obligations at period end to exclude the performance obligations that have an original expected duration of one year or less, transactions using the “as invoiced” practical expedient, or when a performance obligation is a series and we have allocated the variable consideration directly to the services performed. As of September 30, 2026, we had no transaction prices allocated to unsatisfied or partially satisfied performance obligations.
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

The following table summarizes our contract balances as of September 30, 2026 and December 31, 2025:

In thousands	September 30, 2026	December 31, 2025
Unbilled accounts receivable	8,884	6,728
Contract assets	138	321
Deferred revenue and customer advances	2,678	813
Revenue recognized during the nine months ended September 30, 2026 from amounts included in deferred revenue at the beginning of the period was approximately $0.5 million. Revenue recognized during the nine months ended September 30, 2025 from amounts included in deferred revenue at the beginning of the period was approximately $1.3 million.
Costs to Obtain and Fulfill a Contract
We recognize an asset for the direct costs incurred to obtain and fulfill our contracts with customers to the extent that we expect to recover these costs and if the benefit is longer than one year. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. We impair the asset when recoverability is not anticipated. We capitalized a portion of commission expense, implementation and other costs that represent the cost to obtain a contract. The remaining unamortized contract costs were $0.3 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively. They are included in other current assets and other assets on our balance sheet. No impairment of capitalized costs was recognized during the periods presented.
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
As of September 30, 2026, assets recorded under finance and operating leases were approximately $0.5 million and $17.2 million, respectively, and accumulated amortization associated with finance leases was $0.4 million. As of December 31, 2025, assets recorded under finance and operating leases were approximately $0.6 million and $19.2 million, respectively, and accumulated amortization associated with finance leases was $0.3 million. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payment is the interest rate implicit in the lease, or when that is not readily determinable, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
There was no impairment of leases during the three and nine months ended September 30, 2026 and 2025.
The following table presents supplemental balance sheet information related to our financing and operating leases:

In thousands	As of September 30, 2026			As of December 31, 2025
	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Right-of-use Assets	$17,200	$476	$17,676	$19,247	$607	$19,854

Liabilities
Current portion of lease liabilities	3,789	175	3,964	3,376	167	3,543
Long-term lease liabilities	15,732	344	16,076	18,400	461	18,861
Total Lease Liabilities	$19,521	$519	$20,040	$21,776	$628	$22,404

For the three and nine months ended September 30, 2026 and 2025, the components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2026	2025	2026	2025
Operating lease cost	$1,164	$1,257	$3,504	$3,781

Finance lease cost:
Amortization of right-of-use assets	43	43	129	131
Interest on lease liabilities	10	13	33	42
Total Finance lease cost	53	56	162	173
Variable lease cost	333	373	984	1,150
Total lease cost, net	$1,550	$1,686	$4,650	$5,104
Other information related to leases was as follows:

In thousands	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,691	$3,926
Operating cash flows from finance leases	31	39
Financing cash flows from finance leases	124	118

Weighted Average Remaining Lease term in years
Operating leases	4.8	5.8
Finance leases	2.9	3.8

Weighted Average Discount Rate
Operating leases	5.94%	5.78%
Finance leases	7.75%	7.77%
The maturities of the Company’s finance and operating lease liabilities as of September 30, 2026 are as follows:

In thousands	Operating Leases	Finance Leases
Year Ending December 31,
Remainder of 2026	$1,173	$51
2027	4,710	206
2028	4,537	206
2029	4,579	114
2030	4,485	—
2031 and beyond	3,116	—
Total future minimum lease payments	22,600	577
Less: imputed interest	3,079	58
Total lease liabilities	$19,521	$519

Note E - Share Repurchase Program
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. As of December 31, 2025, the share repurchase program authorization availability was $4.1 million. In the three and nine months ended September 30, 2026 and 2025, we did not repurchase any shares of common stock.
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
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The interest rate was 6.24% as of September 30, 2026. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2028. As of September 30, 2026 and December 31, 2025, we had letters of credit outstanding in the amount of $0.7 million. No amounts were drawn against these letters of credit at September 30, 2026. These letters of credit exist to support insurance programs relating to worker’s compensation and general liability as well as lease obligations. Unused commitment balances accrue fees at a rate of 0.25%.
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
As of September 30, 2026 and December 31, 2025, we had $6.3 million and no borrowings outstanding under the Credit Facility, respectively. We had available capacity to borrow $13.8 million and $24.3 million on September 30, 2026 and December 31, 2025, respectively, under the Credit Facility.
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
Compensation expense for stock-based awards is based on the fair values of the awards on the date of grant and is recognized on a straight-line basis over the vesting period of the entire award in the “Labor” line of the Condensed Consolidated Statements of Comprehensive Loss. We recognized $0.2 million and $0.2 million of stock-based compensation expense during the three months ended September 30, 2026 and 2025, respectively. We recognized $0.7 million and $0.3 million of stock-based compensation expense during the nine months ended September 30, 2026 and 2025, respectively.

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
Net pension cost for both plans included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Interest cost	$710	$740	$1,420	$2,218
Expected return on plan assets	(513)	(537)	(1,027)	(1,611)
Recognized actuarial loss	114	99	228	296
Net periodic benefit cost	$311	$302	$621	$903
Based on current estimates, we will be required to make a $1.7 million contribution to the Qualified Pension Plan in 2026. We made $1.4 million of such $1.7 million aggregate contribution in the nine months ended September 30, 2026.
We are not required to make, and do not intend to make, any contributions to our Restoration Pension Plan in 2026 other than to the extent needed to cover benefit payments. We made benefit payments under this supplemental plan of $1.4 million in both the nine months ended September 30, 2026 and 2025.
Note I - Income Taxes
The income tax benefit was $0.5 million and income tax expense was $2.6 million for the three months ended September 30, 2026 and 2025, respectively. The provision for income taxes resulted in a negative effective tax rate of 25.0% for the three months ended September 30, 2026 and a positive effective tax rate of 816.6% for the three months ended September 30, 2025. The effective income tax rate for the three months ended September 30, 2026 and 2025 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
The income tax benefit was $0.8 million and income tax expense was $2.3 million for the nine months ended September 30, 2026 and 2025, respectively. The provision for income taxes resulted in a positive effective tax rate of 9.5% for the nine months ended September 30, 2026 and a negative effective tax rate of 329.8% for the nine months ended September 30, 2025. The effective income tax rate for the nine months ended September 30, 2026 and 2025 differs from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
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

We have elected to classify any interest expense and penalties related to income taxes within income tax expense in our Condensed Consolidated Statements of Comprehensive Loss. We did not have a significant amount of interest or penalties accrued at September 30, 2026 or December 31, 2025.
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
Reconciliations of basic and diluted EPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2026	2025	2026	2025
Numerator:
Net loss	$(1,509)	$(2,286)	$(7,140)	$(3,013)

Denominator:
Basic and diluted EPS denominator: weighted-average common shares outstanding	7,454	7,415	7,434	7,386

Basic and diluted loss per Common Share	$(0.20)	$(0.31)	$(0.96)	$(0.41)
For the three months ended September 30, 2026 and 2025, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 166,602 and 259,338 shares of anti-dilutive market price options; 105,002 and 195,002 of anti-dilutive unvested restricted shares.
For the nine months ended September 30, 2026 and 2025, respectively, the following shares have been excluded from the calculation of shares used in the diluted EPS calculation: 221,156 and 239,373 shares of anti-dilutive market price options; 133,805 and 30,633 of anti-dilutive unvested restricted shares.
Note K — Comprehensive Income (Loss)
Comprehensive income (loss) for a period encompasses net income (loss) and all other changes in equity other than from transactions with our stockholders.
Changes in accumulated other comprehensive loss by component were as follows:

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2025	$(11,197)	$(3,783)	$(14,980)
Other comprehensive loss, net of tax, before reclassifications	—	(344)	(344)
Amounts reclassified from accumulated other comprehensive loss, net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	465	—	465
Net current period other comprehensive income (loss), net of tax	465	(344)	121
Balance at September 30, 2026	$(10,732)	$(4,127)	$(14,859)

In thousands	Defined Benefit Pension Items	Foreign Currency Items	Total
Balance at December 31, 2024	$(10,183)	$(3,414)	$(13,597)
Other comprehensive loss, net of tax, before reclassifications	—	(172)	(172)
Amounts reclassified from accumulated other comprehensive income, net of tax, to other, net, on the condensed consolidated statements of comprehensive loss	282	—	282
Net current period other comprehensive income (loss), net of tax	282	(172)	110
Balance at September 30, 2025	$(9,901)	$(3,586)	$(13,487)
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
Note M — Restructuring Activities
During the second half of 2023, we engaged a consulting firm to help review and analyze the structure and operations of the Company. The program named "Project Elevate" involved the optimization and rationalization of our business resources as well as the partial reinvestment of savings into the Company's sales and marketing team, technology, and strategy. Reorganization cost reductions from Project Elevate during 2024 through 2026 are estimated to be $16.0 million. The formal restructuring activities concluded at the end of the second quarter of 2026. In total, we incurred restructuring charges of $10.2 million
For the three months ended September 30, 2026 and 2025, we recorded no restructuring charges and $0.5 million of restructuring charges, respectively. For nine months ended September 30, 2026 and 2025, we recorded restructuring charges of $0.3 million and $1.5 million, respectively.
The following table summarizes the restructuring charges which are recorded in “Restructuring Expense” in the Condensed Consolidated Statement of Comprehensive Loss.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2026	2025	2026	2025
Consulting and employee expense	$—	$78	$113	$170
Severance	—	240	234	1,031
Facility and other expenses	—	220	—	324
Total	$—	$538	$347	$1,525
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
The following table presents financial information by segment for the three months ended September 30, 2026:

In thousands	Revenue Solutions	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$8,715	$12,140	$18,618	$—	$—	$39,473
Segment labor expense	3,920	8,952	4,926	—	2,527	20,325
Other segment operating expense	2,689	1,647	11,264	—	4,402	20,002
Restructuring expense	—	—	—	—	—	—
Contribution margin (loss)	$2,106	$1,541	$2,428	$—	$(6,929)	$(854)
Overhead allocation	600	669	661	—	(1,930)	—
EBITDA	$1,506	$872	$1,767	$—	$(4,999)	$(854)
Depreciation and amortization	145	112	489	—	182	928
Operating income (loss)	$1,361	$760	$1,278	$—	$(5,181)	$(1,782)

The following table presents financial information by segment for the three months ended September 30, 2025:

In thousands	Revenue Solutions	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$8,826	$11,553	$19,141	$—	$—	$39,520
Segment labor expense	4,524	7,722	5,360	—	2,776	20,382
Other segment operating expense	1,912	1,988	10,682	—	2,291	16,873
Restructuring expense	—	—	—	538	—	538
Contribution margin (loss)	$2,390	$1,843	$3,099	$(538)	$(5,067)	$1,727
Overhead allocation	633	747	754	—	(2,134)	—
EBITDA	$1,757	$1,096	$2,345	$(538)	$(2,933)	$1,727
Depreciation and amortization	222	59	655	—	282	1,218
Operating income (loss)	$1,535	$1,037	$1,690	$(538)	$(3,215)	$509
The following table presents financial information by segment for the nine months ended September 30, 2026:

In thousands	Revenue Solutions	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$24,152	$37,850	$52,719	$—	$—	$114,721
Segment labor expense	12,501	27,284	12,857	—	7,391	60,033
Other segment operating expense	6,220	5,799	33,722	—	12,508	58,249
Restructuring expense	—	—	—	347	—	347
Contribution margin (loss)	$5,431	$4,767	$6,140	$(347)	$(19,899)	$(3,908)
Overhead allocation	1,947	2,181	2,202	—	(6,330)	—
EBITDA	$3,484	$2,586	$3,938	$(347)	$(13,569)	$(3,908)
Depreciation and amortization	449	430	1,525	—	728	3,132
Operating income (loss)	$3,035	$2,156	$2,413	$(347)	$(14,297)	$(7,040)
The following table presents financial information by segment for the nine months ended September 30, 2025:

In thousands	Revenue Solutions	Customer Care	Fulfillment & Logistics Services	Restructuring Expense	Unallocated Corporate	Total

Revenue	$26,269	$36,400	$57,043	$—	$—	$119,712
Segment labor expense	13,470	23,249	14,654	—	8,253	59,626
Other segment operating expense	6,612	6,080	34,550	—	7,470	54,712
Restructuring expense	—	—	—	1,525	—	1,525
Contribution margin (loss)	$6,187	$7,071	$7,839	$(1,525)	$(15,723)	$3,849
Overhead allocation	1,996	2,310	2,375	—	(6,681)	—
EBITDA	$4,191	$4,761	$5,464	$(1,525)	$(9,042)	$3,849
Depreciation and amortization	657	160	1,675	—	854	3,346
Operating income (loss)	$3,534	$4,601	$3,789	$(1,525)	$(9,896)	$503
Note O - Proposed Acquisition
On August 14, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Equity Holdings, Inc. (“Star Equity”) and a wholly owned subsidiary of Star Equity, pursuant to which, subject to the terms and conditions of the Merger Agreement, Star Equity will acquire all outstanding shares of the Company for $38.4 million in aggregate equity value. The Merger Agreement was approved by the boards of directors of both the Company and Star

Equity. The transaction remains subject to approval by the Company’s stockholders and the satisfaction or waiver of other customary closing conditions. The previously filed Merger Agreement is attached by reference in Item 6.
Under the terms of the Merger Agreement, at the effective time of the merger, each outstanding share of the Company’s common stock will be converted into the right to receive, at the election of the holder and subject to proration, either (i) $5.00 in cash or (ii) 0.50 shares of Star Equity’s 10% Series A Cumulative Perpetual Preferred Stock (“Star Preferred Stock”), which has a $10.00 per-share liquidation preference. Aggregate cash consideration is capped at approximately $19.2 million, representing 50% of the aggregate merger consideration. To the extent cash elections exceed the cash consideration cap, the consideration will be prorated in accordance with the terms of the Merger Agreement. The public merger announcement expressly provides for $5.00 cash or 0.50 shares of Star Preferred Stock and the approximately $19.2 million cash cap.
The transaction values the Company at approximately $38.4 million in aggregate equity value, based on approximately 7.68 million fully diluted shares outstanding as described in the transaction announcement. The cash portion of the merger consideration is expected to be funded through a combination of cash on hand and debt financing.
The consummation of the merger is subject to the approval of the Company’s stockholders and the satisfaction of other closing conditions. The parties currently anticipate that the merger will be completed before the end of 2026, although there can be no assurance as to whether or when the merger will be completed.
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
Overview
The following MD&A section is intended to help the reader understand the results of operations and financial condition of Harte Hanks, Inc. including any material changes in the Company’s financial condition and results of operations since December 31, 2025, and as compared with the three and nine months ended September 30, 2026. This section is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes included herein as well as our 2025 10-K. Our 2025 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations. See Note A, Overview and Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements for further information.
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
Proposed Acquisition
On August 14, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Equity Holdings, Inc. (“Star Equity”) and a wholly owned subsidiary of Star Equity, pursuant to which, subject to the terms and conditions of the Merger Agreement, Star Equity will acquire all outstanding shares of the Company for $38.4 million in aggregate equity value. The Merger Agreement was approved by the boards of directors of both the Company and Star Equity. The transaction remains subject to approval by the Company’s stockholders and the satisfaction or waiver of other customary closing conditions.
Under the terms of the Merger Agreement, at the effective time of the merger, each outstanding share of the Company’s common stock will be converted into the right to receive, at the election of the holder and subject to proration, either(i) $5.00 in cash or (ii) 0.50 shares of Star Equity’s 10% Series A Cumulative Perpetual Preferred Stock (“Star Preferred Stock”), which has a $10.00 per-share liquidation preference. Aggregate cash consideration is capped at approximately $19.2 million, representing 50% of the aggregate merger consideration. To the extent cash elections exceed the cash consideration cap, the consideration will be prorated in accordance with the terms of the Merger Agreement.
On September 15, 2026, the “Go-Shop Period”, as set forth in the Merger Agreement, expired. The Board of Directors of the Company has not determined that any proposal constitutes a Superior Proposal (as defined in the Merger Agreement), and there can be no assurances that a Superior Proposal will result from any proposal or that any alternative transaction will be entered into or consummated. Accordingly, subject to and as required by the Star Merger Agreement, the Board has not made a “Company Board Recommendation Change” (as defined in the Merger Agreement) and reaffirms its “Company Board Recommendation” (as defined in the Star Merger Agreement) of the Merger Agreement. The parties currently anticipate that the merger will be completed before the end of 2026, although there can be no assurance as to whether or when the merger will be completed.

Results of Operations
Operating results were as follows:

	Three months ended September 30,			Nine months ended September 30,
In thousands, except per share amounts	2026	% Change	2025	2026	% Change	2025
Revenue	$39,473	-0.1%	$39,520	$114,721	-4.2%	$119,712
Operating expenses	41,255	5.8%	39,011	121,761	2.1%	119,209
Operating (loss) income	$(1,782)		$509	$(7,040)		$503
Operating margin	(4.5%)		1.3%	(6.1%)		0.4%
Other expenses, net	230		190	853		1,204
Income tax (benefit) provision	(503)		2,605	(753)		2,312
Net loss	$(1,509)		$(2,286)	$(7,140)		$(3,013)
Basic and diluted EPS	$(0.20)		$(0.31)	$(0.96)		$(0.41)
Consolidated Results
Three months ended September 30, 2026 vs. Three months ended September 30, 2025
Revenues
Revenue of $39.5 million in the three months ended September 30, 2026 is comparable to the three months ended September 30, 2025. Revenue in our Customer Care segment increased $0.6 million, or 5.1%, to $12.1 million in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Revenue in our Fulfillment & Logistics Services segment decreased $0.5 million, or 2.7%, to $18.6 million in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Revenue in our Revenue Solutions segment decreased $0.1 million, or 1.3%, to $8.7 million in the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Operating Expenses
Operating expenses were $41.3 million in the three months ended September 30, 2026, an increase of $2.2 million, or 5.8%, compared to $39.0 million in the three months ended September 30, 2025.
Labor expenses of $20.3 million in the three months ended September 30, 2026 is consistent with the three months ended September 30, 2025.
Production and Distribution expenses increased $0.7 million, or 6.0%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to higher broker costs from higher broker revenue.
Advertising, Selling, General and Administrative expenses increased $2.4 million, or 47.1%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to higher professional service and legal expenses. See footnote O for further information about the pending acquisition.
No restructuring charges were incurred for the three months ended September 30, 2026 compared to $0.5 million in the three months ended September 30, 2026. The decrease of restructuring expense over the prior year period is a result of the conclusion of the restructuring activities at the end of the second quarter of 2026.
The largest components of our operating expenses are labor, transportation expenses and outsourced costs. Each of these costs is, at least in part, variable and tends to fluctuate in line with revenues and the demand for our services. Transportation rates including fuel surcharges have increased over the last few years due to demand and supply fluctuations within the transportation industry. Future changes in transportation expenses will continue to impact our total production costs and total operating expenses, and in turn our margins. Postage costs for mailings are borne by our clients and are not directly reflected in our revenues or expenses.

Other expenses, net
Other expenses, net, for the three months ended September 30, 2026 were $0.2 million which was consistent with the three months ended September 30, 2025.
Income Taxes
The income tax benefit of $0.5 million in the third quarter of 2026 represents a decrease of income tax expense of $3.1 million when compared to the third quarter of 2025. Our effective tax rate was a negative 25.0% for the third quarter of 2026, a decrease of 791.6% when compared to the third quarter of 2025. The effective income tax rates differ from the federal statutory rate of 21%, primarily due to the U.S. state income taxes and the impact of income earned in foreign jurisdictions.
Nine months ended September 30, 2026 vs. Nine months ended September 30, 2025
Revenues
Revenue decreased $5.0 million, or 4.2%, to $114.7 million, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 primarily due to $4.3 million of decreased revenue in the Fulfillment & Logistics Services as well as $2.1 million of decreased revenue in Revenue Solutions segments, which was partially offset by the $1.5 million of increased revenue in Customer Care segment. The reduction in revenues in the nine month period relates to the conclusion of programs, the shift of some revenue between the third and fourth quarter and the ordinary turnover of customers at a higher rate than initiation of new programs and revenues from new customers.
Operating Expenses
Operating expenses were $121.8 million in the nine months ended September 30, 2026, an increase of $2.6 million, or 2.1%, compared to $119.2 million in the nine months ended September 30, 2025.
Labor expense increased $0.4 million, or 0.7%, to $60.0 million in the nine months ended September 30, 2026, primarily due to higher health benefit costs which was partially offset by reduction in salary and wages as operations were optimized to account for lower revenue.
Production and Distribution expenses decreased $1.9 million, or 5.1%, in the nine months ended September 30, 2026, primarily due to lower transportation costs associated with lower logistics services revenue as well as lower pass through cost from lower pass through revenue as compared to the prior year.
Advertising, Selling, General and Administrative expenses increased $5.5 million, or 33.1%, in the nine months ended September 30, 2026, primarily due to higher professional service and legal expenses. See footnote O for further information about the pending acquisition.
Restructuring expense was $0.3 million in the nine months ended September 30, 2026, as compared to $1.5 million in the nine months ended September 30, 2025 due to the conclusion of our restructuring program at the end of the second quarter of 2026.
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
Other expenses, net
Other expenses, net, for the nine months ended September 30, 2026 were $0.9 million compared to $1.2 million, in the prior year period. The decrease was mainly associated with changes in foreign currency gain and loss account.

Income Taxes
The income tax benefit of $0.8 million in the nine months ended September 30, 2026 represents a decrease in income tax expense of $3.1 millions when compared to the same period in 2025. Our effective tax rate was a positive 9.5% for the nine months ended September 30, 2026, a decrease of 339.4% when compared to the same period of 2025. The effective tax rate differs from the federal statutory rate of 21.0%, primarily due to the U.S. state income taxes and income earned in foreign jurisdictions.
Segment Results
The following is a discussion and analysis of the results of our reportable segments for the three and nine months ended September 30, 2026 and 2025. There are three principal financial measures reported to our President (the chief operating decision maker) for use in assessing segment performance and allocating resources. Those measures are revenue and operating income and operating income plus depreciation and amortization (“EBITDA”). For additional information, see Note N, Segment Reporting, in the Notes to Condensed Consolidated Financial Statements.
Revenue Solutions:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2026	% Change	2025	2026	% Change	2025
Revenue	$8,715	(1.3)%	$8,826	24,152	(8.1)%	$26,269
EBITDA	1,506	(14.3)%	1,757	3,484	(16.9)%	4,191
Operating income	1,361	(11.3)%	1,535	3,035	(14.1)%	3,534
Three months ended September 30, 2026 vs. Three months ended September 30, 2025
Revenue Solutions segment revenue decreased $0.1 million, or 1.3%, due to customer turnover and the decline of client spending which is partially offset by new project work from existing customers. Operating income for the three months ended September 30, 2026 decreased $0.2 million, or 11.3% from the prior year quarter mainly due to the reduced revenue.
Nine months ended September 30, 2026 vs. Nine months ended September 30, 2025
Revenue Solutions segment revenue decreased $2.1 million, or 8.1%, due to customer turnover and the additional client spending reductions which is partially offset by new project work from existing customers. This segment is our most economically sensitive segment with regard to changes in our clients' marketing strategy. Operating income for the nine months ended September 30, 2026 decreased $0.5 million , or 14.1% from the prior year period primarily due to the reduced revenue.
Customer Care:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2026	% Change	2025	2026	% Change	2025
Revenue	$12,140	5.1%	$11,553	$37,850	4.0%	$36,400
EBITDA	872	(20.4)%	1,096	2,586	(45.7)%	4,761
Operating income	760	(26.7)%	1,037	2,156	(53.1)%	4,601
Three months ended September 30, 2026 vs. Three months ended September 30, 2025
Customer Care segment revenue increased $0.6 million, or 5.1%, primarily driven by the revenue from our new customers. Operating income was $0.8 million for the three months ended September 30, 2026, compared to operating income of $1.0 million for the three months ended September 30, 2025. The $0.3 million decrease in operating income was due to higher labor expenses derived from increased headcount for new business as compared to the prior year quarter.
Nine months ended September 30, 2026 vs. Nine months ended September 30, 2025
Customer Care segment revenue increased $1.5 million, or 4.0%, primarily driven by the revenue from our new customers. Operating income was $2.2 million for the nine months ended September 30, 2026, compared to operating income of $4.6 million for the nine months ended September 30, 2025. The decrease of $2.4 million in operating income was due to higher labor expense derived from increased headcount for new business as compared to the prior year period.
Fulfillment & Logistics Services:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2026	% Change	2025	2026	% Change	2025
Revenue	$18,618	(2.7)%	$19,141	$52,719	(7.6)%	$57,043
EBITDA	1,767	(24.6)%	2,345	3,938	(27.9)%	5,464
Operating income	1,278	(24.4)%	1,690	2,413	(36.3)%	3,789
Three months ended September 30, 2026 vs. Three months ended September 30, 2025
Fulfillment & Logistics Services segment revenue decreased $0.5 million, or 2.7%, primarily due to lost customers and the lower volume from the existing customers not being offset by growth in new programs and customers. Operating income decreased by $0.4 million primarily due to lower revenue.
Nine months ended September 30, 2026 vs. Nine months ended September 30, 2025
Fulfillment & Logistics Services segment revenue decreased by $4.3 million, or 7.6%, due to lost customers and the lower volume from existing customers. Operating income decreased by $1.4 million, or 36.3% due to the lower revenue.
Liquidity and Capital Resources
Sources and Uses of Cash
Our cash and cash equivalent balances were $2.4 million and $5.6 million at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, we had the ability to borrow $13.8 million under our Credit Facility in addition to the existing letters of credit.
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
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026 was $8.7 million, compared to net cash used in operating activities of $2.5 million for the nine months ended September 30, 2025. The $6.3 million year-over-year increase in cash used in operating activities was primarily due to an additional $4.1 million net loss and a $2.2 million change in other assets and current liabilities in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Investing Activities
Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2026, which was $1.1 million lower than the same period in 2025 mainly due to lower capital expenditure.
Financing Activities
Net cash provided by financing activities was $6.1 million for the nine months ended September 30, 2026, as compared to $0.6 million of net cash provided by financing activities during the nine months ended September 30, 2025. The $5.6 million increase in cash provided by financing activities was primarily related to the $6.3 million we borrowed under our Credit Facility during the nine months ended September 30, 2026 as compared to $0.8 million of cash we received for the recovery of short-swing profit from one shareholder in the nine months ended September 30, 2025.

Foreign Holdings of Cash
Consolidated foreign holdings of cash as of September 30, 2026 and December 31, 2025 were $1.8 million and $2.2 million, respectively.
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
The loans under the Credit Facility accrue interest at a variable rate equal to the Secured Overnight Financing Rate (SOFR) plus a margin of 2.25% per annum. The latest rate was 6.24% as of September 30, 2026. The outstanding amounts advanced under the Credit Facility are due and payable in full on June 30, 2028.
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
As of September 30, 2026 and December 31, 2025, we had $6.3 million and no borrowings outstanding under the Credit Facility, respectively. At each of September 30, 2026 and December 31, 2025, we had letters of credit outstanding in the amount of $0.7 million and $0.7 million, respectively. No amounts were drawn against these letters of credit at September 30, 2026 and December 31, 2025. These letters of credit exist to support insurance programs relating to workers’ compensation and general liability as well as lease obligations. We had no other off-balance sheet financing activities at September 30, 2026 and December 31, 2025.
As of September 30, 2026, we had the ability to borrow $13.8 million under our Credit Facility in addition to the existing letters of credit.
Liquidity
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company evaluated whether any conditions or events, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are available to be issued. The Company has experienced recurring losses and negative cash flows from operations in recent reporting periods. The cause of the current year losses relate to transaction expenses from the previously disclosed acquisition activities. Management performed an evaluation and determined that cash flows from operations and, as needed, availability on the credit facility will support operations for a period one year after the financial statements are available to be issued.

Dividends
We did not pay any dividends in the three and nine months ended September 30, 2026 and 2025. Any future dividend declaration can be made only upon, and subject to, approval of our Board of Directors, and will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
Share Repurchase
On May 2, 2023, the Board of Directors of Harte Hanks approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. As of September 30, 2026, the share repurchase program authorization availability was $4.1 million. We did not repurchase any of the Company's Common Stock during the three and nine months ended September 30, 2026 and 2025.
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
Our management, including our President and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our President and CFO concluded that the design and operation of these disclosure controls and procedures were effective, at the “reasonable assurance” level, to ensure information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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
Completion of the merger is subject to a number of conditions, including, among other things, (i) the adoption of the Merger Agreement by the holders of our common stock, (ii) the absence of any law or order prohibiting the consummation of the merger, and (iii) the effectiveness of the registration statement on Form S-4 pursuant to which the shares of Star Equity’s preferred stock issuable in the merger are registered with the SEC. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner and therefore make the completion and timing of the completion of the merger uncertain.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the quarter ended September 30, 2026.
The following table provides information with respect to purchases by the Company of shares of our Common Stock during the quarter ended September 30, 2026:

Period	Total Number of Shares (or units) Purchased	Average Price per Share (or unit)	Total number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate dollar value of shares that may yet be purchased under the program(1)
				in thousands
July 1, 2026 to July 31, 2026	—	$—	—	$4,131
August 1, 2026 to August 31, 2026	—	$—	—	4,131
September 1, 2026 to September 30, 2026	—	$—	—	4,131
	—		—	$4,131
(1)On May 2, 2023, the Board of Directors of the Company approved a share repurchase program to maximize shareholder value with authorization to repurchase $6.5 million of the Company’s Common Stock. No repurchases were made during the quarter ended September 30, 2026. After giving effect to the repurchases made under the plan through September 30, 2026, the Company has remaining authority of $4.1 million to repurchase shares under the program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1
Agreement and plan of merger between Star Holdings Equity and Harte Hanks, Inc. dated August 14, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2026, File No. 001-7120).

10.1	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 14, 2026, File No. 001-7120).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Furnished Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Furnished Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
__________________________________
*Filed or furnished herewith, as applicable.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTE HANKS, INC.

November 13, 2026	/s/ David Fisher
Date	David Fisher
President

November 13, 2026	/s/ David Garrison
Date	David Garrison
Chief Financial Officer